Form 10QSB
period 2004-10-31
Logicom Inc.
filed 2005-02-14
CIK 1300744

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-118719

LOGICOM, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	TBA (IRS Employer Identification No.)
#39516, 105-10151 No.3 Road, Richmond, B.C. V7A 4R6 (Address of principal executive offices)
(778) 891-5280 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 30, 2005: 2,225,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2004.

LOGICOM INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

LOGICOM INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2004 and March 31, 2004

(Stated in US Dollars)

(Unaudited)

		December 31,	March 31,
		2004	2004
ASSETS

Current
Cash		$ 22,579	$ 41,235

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 3,069	$ 4,364
Loan payable		1,500	-

		4,569	4,364

STOCKHOLDERS' EQUITY

Capital stock
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
2,225,000	common shares (March 31, 2004: 2,225,000)	2,225	2,225
Additional paid-in capital		48,275	42,275
Accumulated other comprehensive loss		(110)	(41)
Deficit accumulated during the development stage		(32,380)	(7,588)

		18,010	36,871

		$ 22,579	$ 41,235

SEE ACCOMPANYING NOTES

LOGICOM INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended December 31, 2004

and for the period from January 23, 2004 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended December 31,	Nine months ended December 31,	January 23, 2004 (Date of Incorporation) to December 31,
	2004	2004	2004
Expenses
Accounting and audit fees	$ 1,223	$ 3,719	$ 5,719
Bank charges and interest	17	76	85
Consulting fees	-	6,000	6,000
Legal fees	2,758	13,065	15,451
Registration and filing fees	100	1,827	2,525
Transfer agent	105	105	105
Website design and maintenance	-	-	2,495

Net loss for the period	(4,203)	(24,792)	(32,380)

Other comprehensive loss
Foreign currency translation adjustment	(27)	(69)	(110)

Comprehensive loss	$ (4,230)	$ (24,861)	$ (32,490)

Basic and diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	2,225,000	2,225,000

SEE ACCOMPANYING NOTES

LOGICOM INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

for the period from January 23, 2004 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Capital stock issued for cash
- at $0.02	2,225,000	$ 2,225	$ 42,275	$ -	$ -	$ 44,500
Other comprehensive loss
for the period	-	-	-	(41)	-	(41)
Net loss for the period	-	-	-	-	(7,588)	(7,588)

Balance, March 31, 2004	2,225,000	2,225	42,275	(41)	(7,588)	36,871
Consulting services contributed
by director	-	-	6,000	-	-	6,000
Other comprehensive loss
for the period	-	-	-	(69)	-	(69)
Net loss for the period	-	-	-	-	(24,792)	(24,792)

Balance, December 31, 2004	2,225,000	$ 2,225	$ 48,275	$ (110)	$ (32,380)	$ 18,010

SEE ACCOMPANYING NOTES

LOGICOM INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended December 31, 2004 and

for the period from January 23, 2004 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

	Nine months ended December 31,	January 23, 2004 (Date of Incorporation) to December 31,
	2004	2004

Cash flows used in Operating Activities
Net loss for the period	$ (24,792)	$ (32,380)
Non-cash consulting fees	6,000	6,000
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in accounts payable and accrued liabilities	(1,295)	3,069

Net cash used in operating activities	(20,087)	(23,311)

Cash flows from Financing Activity
Issuance of common shares	-	44,500
Increase in loan payable	1,500	1,500

	1,500	46,000

Effect of exchange rate changes on cash	(69)	(110)

Increase (decrease) in cash during the period	(18,656)	22,579

Cash, beginning of period	41,235	-

Cash, end of period	$ 22,579	$ 22,579

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

LOGICOM INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying nine months to December 31, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2004.

Operating results for the period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2 Nature and Continuance of Operations

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company intends to develop, market and support a voice interface software platform that makes the information and services of enterprises, telecommunications networks and the internet accessible from any telephone.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has accumulated losses of $32,490 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently begun development of our voice interface software platform and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on January 23, 2004 to March 31, 2004. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated unless and until we complete the development and marketing of our proposed voice interface software platform. Accordingly, we must raise cash from sources other than the sale of software programs. Our accumulated deficit is $32,490 as of December 31, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

RESULTS OF OPERATION

Overview - January 23, 2004 (date of inception) to December 31, 2004

From the date of our inception on January 23, 2004 to December 31, 2004, we had generated no revenue. Our accumulated deficit is $32,490 as of December 31, 2004. Our operating activities during this period consist primary of developing our proposed software platform. A prototype set of software algorithms that will form the basis of our proposed voice interface software platform once it has been completed.

From January 23, 2004 (date of inception) to September 30, 2004

For the period from January 23, 2004 to September 30, 2004 we had generated nil revenue. For this period our operating expenses are classified into four categories:

  Audit fee, which consist primarily of accounting and auditing fees for the year end audit. The amount incurred and accrued by our company during the period from January 23, 2004 to September 31, 2004 was $4,496.
  Bank charges, which consist primarily of charges by our bank for processing transaction through our checking account. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $68.
  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the Company. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $12,693; and
  Other operating expenses, which consist primarily of the expenses incurred for development of our voice software platform including expenses incurred in research and testing our software platform. The amount incurred by our company during the period from January 23, 2004 to September 30, 2004 was $6,000.

From September 30, 2004 to December 31, 2004

For the period from September 30, 2004 to December 31, 2004, we generated nil revenue. Our operating activities during this period consisted primarily of continuing other test of our platform with the Nantong Branch of China Mobile Communications and negotiating with it to enter into a license agreement relationship between the two parties.

Total operating expense for the period from September 30, 2004 to December 2004 were $4,203. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from September 30, 2004 to December 31, 2004 were $3,981. Bank charges and other office charges for the period from September 30, 2004 to December 31, 2004 were $222. Other operating expenses, including expenses of research and test of our software platform from September 30, 2004 to December 31, 2004 were $Nil.

PLAN OF OPERATION

Our primary objective in the next twelve months will be to complete development of our proposed software platform, develop and establish our marketing plan, commence advertising campaign for our proposed software platform, commence development of prospects for third party applications for our proposed software platform, and employ our first sales person for license and direct sales of our proposed software platform in China.

Since our incorporation on January 23, 2004, we have taken active steps to implement our business plan. In February of 2004, we began the development of our voice interface software platform. Our Chief Technology Officer and one of our directors, Kun Chi Wang, has completed a prototype set of software algorithms that will form the basis of our proposed voice interface software platform.

We are currently testing our platform with the Nantong Branch of China Mobile Communication and negotiating with it to enter into a license agreement relationship between the two parties. Mr. Wang plans to work with the staff in the Nantong Branch of China Mobile Communications to test his software algorithms for voice recognition applications for cellular phones. At present the negotiations have reached a consensus to the effect if the tests receive positive results, the Nantong Branch of China Mobile Communications will license our prototype software platform and retain our service to integrate our voice platform into their systems. We expect that the testing will be completed early 2005 and a formal license agreement will be entered into thereafter.

We anticipate that the primary source of revenues for our business model will be the license fees paid by business enterprises for the use of our proposed voice interface software platform. We anticipate that we will negotiate with each of our future customers individually and the licensing fees we will charge may be different for each customer depending on the applications required and the size of the user group. We also anticipate that we may receive compensation for professional services such as design and development of applications based on our proposed software platform and integration services. Currently, we do not have any licensing agreement with any customers as our voice interface software platform is not yet fully developed.

By combining speech recognition, natural language understanding and voice authentication technologies in a scalable software platform, we believe that we have the opportunity to establish our proposed software platform as the standard platform for voice applications and services in China. We plan to continue to invest resources to enhance our core technology, software architecture and developer tools and to create new products and services that facilitate development and deployment of applications having a voice user interface.

We will establish customer and partner relationships in as many provinces of China as we can once our proposed software platform is fully developed. We expect the future international market for our proposed software platform will continue to grow, so we intend to continue to expand our presence in strategic international markets. To address this global opportunity, we may hire sales, service and support personnel locally to establish new relationships with resellers and integrators serving them.

The following sets out the timeline of our proposed operations over the next year:

  Develop a demonstration or beta version of our software platform by April. 2005. This will allow users to test the voice interface applications developed based on our proposed software platform for effectiveness. We estimate that this will cost a total of $4,000.
  Develop the complete and commercial version of our proposed voice interface software platform by December 2005. This will be the completed version of the software platform, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $4,000.
  Commence advertising campaign for our voice interface software platform immediately following the complete development of the software platform. We estimate that we will need $2,000 to implement our marketing and advertising campaign.
  Commence development of prospects for third party applications for our proposed software platform in December 2005. We estimate that we will need approximately $10,000 to $20,000 to commence development of prospects for third party applications for our proposed software platform.

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consists primarily of accounting and auditing fees for the year end audit. We estimate that our audit fees for the next twelve month will be approximately $3,000;
  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;
  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and
  Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed software platform; for the advertising campaign for our proposed voice interface software platform; and for development of prospects for third party applications for our proposed software platform and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $4,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

At December 31, 2004, we had $22,579 in cash. We anticipate that our total operating expenses will be between $37,000 to $47,000 for the next twelve months. In the opinion of our management, available funds will probably satisfy our working capital requirements up to early 2005. If we have not completed the development of our voice interface software platform and have not generated revenues from sales of our voice interface software platform after its completion, we anticipate that we may need to raise additional capital to continue our operations in the summer of 2005. If we do not raise additional capital when needed, we may be forced to abandon the development of our voice interface software platform. Such additional capital may be raised through private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Ms. Hong, Mr. Wang and Mr. Zhou are currently working about 10 to 20 hours per week to meet our needs. As demand requires, Ms. Hong, Mr. Wang and Mr. Zhou will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one during the next twelve months.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated September 1, 2004.

(b)    No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2005

LOGICOM, INC.
/s/ Jing Hong Jing Hong President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Director February 14, 2005
/s/ Wang Jian Zhou Wang Jian Zhou Vice President and Director February 14, 2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jing Hong, the President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Director of Logicom, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Logicom, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: February 14, 2005

By:	/s/ Jing Hong Jing Hong President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wang Jian Zhou, the Vice-President and Director of Logicom, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Logicom, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: February 14, 2005

By:	/s/ Wang Jian Zhou Wang Jian Zhou Vice-President and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jing Hong, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), and Director of Logicom, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Logicom, Inc.

By:	/s/ Jing Hong Jing Hong President (Principal Executive Officer), Treasurer (Principal Accounting Officer), and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Logicom, Inc. and will be retained by Logicom, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.