Form 10KSB
period 2005-03-31
Logicom Inc.
filed 2005-06-13
CIK 1300744

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-118719

LOGICOM, INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	TBA (IRS Employer Identification No.)

#39516, 105-10151 No. 3 Road

Richmond, BC V7A 4R6

Canada

(Address of principal executive offices, including zip code)

(778) 891-5280
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues during the year ended March 31, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,375,000 shares) was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates".

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 15, 2005 - 2,225,000 shares of Common Stock.

Documents incorporated by reference: None

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

General

Logicom, Inc. was formed as a Nevada corporation on January 23, 2004. As we have our auditor and legal advisor located in British Columbia, our President and Director, Ms. Hong, travels among British Columbia, Japan and China and we expect to expand our business in North America, our executive offices are located at #39516, 105-10151 No.3 Road, Richmond, B.C. V7A 4R6. Our telephone number is (778) 891-5280.

We plan to develop, market and support a voice interface software platform for the Chinese languages which will serve as a standard set of software that allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. Voice interface applications are applications that make the information and services of business enterprises, telecommunications networks and the Internet accessible from any telephone.

Background

We plan to develop, market and support our voice interface software platform for the Chinese languages because our Chief Technology Officer and one of our directors, Mr. Kun Chi Wang, has conducted research in this area since 1998 before he joined our company. We anticipate that our voice interface software platform will serve as a platform for other software programmers and engineers to develop voice interface applications for the Chinese languages. It will consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication functions. Speech recognition function enables a devise to recognize what a person says. Natural language understanding function enables a devise to derives meaning of what a speaker said. Voice authentication function enables a device to verify the identity of a speaker based on the unique qualities of his or her voice. We also plan to offer a software developer's toolkit and software components to enable our customers and other software programmers to develop voice user interface applications that use our software platform. We also plan to offer a range of consulting, support and educational services to our future customers.

There are no government regulations including the Chinese governmental regulations on our business. We will not be required to obtain government approval of our intended products or services.

Voice Interface Technology and Our Software Platform

Through our proposed voice interface software platform, we hope that we will be able to provide tailored business solutions, using the latest in communications and speech technologies, that allow callers to complete complicated but 'routine' transactions or inquiries without the need to struggle with frustrating 'push button' menus or having to wait for an available operator to answer their call. We hope that our proposed voice interface software platform will be able to voice enable an organization's business systems and processes by providing secure, easy to use and consistently available self-service facilities allowing customers to simply speak in a natural conversational tone over any telephone, significantly reducing the cost of each transaction. It should be emphasized that may of the applications that we described herewith is dependent on our software platform will require further development of products and capabilities once our product is developed and sold. The product we are developing may not eventually be used for such applications.

Our Proposed Voice Interface Software Platform

Our proposed voice interface software platform will provide speech recognition and natural language understanding capabilities in the Chinese languages, enabling recognition and understanding of both simple responses, such as "yes" and "no" and complex phrases, such as "buy 100 shares at 20" in Mandarin Chinese or other dialects. Our proposed voice interface software platform will be designed to operate on standard central processing unit hardware architectures and operating systems such as UNIX and Windows NT within a variety of leading telephony systems. Our proposed Mandarin Chinese voice interface software platform's distributed server architecture will enable speech recognition to be performed on a single hardware server or on multiple hardware servers in a network. When used on multiple servers in a network, Our proposed voice interface software platform will efficiently balance the load of speech recognition requests across available servers and automatically compensate for a hardware or software failure on one or more of these servers.

The speech recognition and natural language understanding technology of our voice interface software platform will be available for different Chinese dialects such as the Cantonese, Mandarin or Shanghainese dialects. We plan to continue to implement this technology in additional languages and dialects as we expand our presence in additional markets in the future.

We anticipate that our proposed voice interface software platform will also be able to provide voice authentication capabilities for verifying the identity of a speaker based on his or her unique voice qualities. We anticipate that users will be able to enroll their voiceprints by speaking information requested by an application using our proposed voice interface software platform. Based on this speech, our voice interface software platform creates a voiceprint of the caller's voice. The software will then able to authenticate the caller's claimed identity by comparing his speech to the previously enrolled voiceprint. We anticipate that this function will be tightly integrated with our voice interface software platform and will operate within the same architecture, allowing for the same software scalability and robustness. This integration will provide a key point of differentiation from our competitors' products, since our voice interface software platform allow users to be recognized and authenticated simultaneously. For example, when a caller speaks his telephone number, our proposed voice interface software platform will understand what phone number was spoken and use that same statement to authenticate the identity of the caller. We believe that our technology will deliver a high degree of accuracy for voice authentication, which will provide callers with high levels of security and convenience.

Core Technology

The speech recognition technology in our proposed voice interface software platform uses advanced linguistic and statistical models to interpret and understand natural human speech, enabling users to speak naturally to computers. To recognize speech, we currently use frequency processing, which are statistical models that incorporate linguistic rules and automatically learn from recorded speech databases. Our approach to speech recognition is based on dividing digitized speech into many short segments, then using our statistical processes to analyze and interpret these segments. Breaking the speech into these short segments creates a high-resolution view of the speech, which results in a high degree of accuracy.

Once speech is recognized, our proposed voice interface software platform will determine its meaning. The speech recognition in our proposed software platform extracts the relevant parts of the recognized speech using rules established by developers of the voice interface applications. These rules allow the voice interface applications developed based on our proposed software platform to discard extraneous words such as "uh" and "please" and then map the remaining words to pre-defined associated meanings. For example, if the recognized speech were to be "China Mobile", an application developer could use our proposed software platform to associate the phrase with the ticker symbol "CHL".

Our proposed software platform will also provide voice authentication function through biometric speaker verification. Callers enroll their voices by speaking information requested by an application developed based on our proposed software platform. Based on this speech, our proposed software platform creates a voiceprint for each user or a statistical model of the user's voice. Once a voiceprint is created, our proposed software platform can authenticate an user's claimed identity by comparing his or her speech to the voiceprint created during enrollment. The voice authentication function of our software platform will take into account of the acoustic differences between types of telephones and caller locations, which may affect how a voice sounds. These acoustic differences are one of the key technological challenges in producing robust voice authentication products. By using our frequency signal recognition technology, the voice authentication function of our proposed software platform will provide a high degree of accuracy.

Once our proposed voice interface software program is fully developed, we anticipate that it can be utilized by different business enterprises to allow their services to be more accessible to their customers over the telephone. We anticipate that business enterprises such as stock brokerages, banks, airlines and retailers can use our voice interface software platform to develop applications to provide a voice user interface to provide customer services such as accepting stock quotes and trading orders, home banking, travel planning and shopping. We also anticipate that wireless and wire line telecommunications carriers can use our software platform to provide their subscribers with a variety of services through a voice user interface. These voice enabled services may include dialing, directory assistance, access to voicemail and email messages, access to personal contact information, conference call set up and calendar management.

Future Consulting and Support Services

Once our proposed voice interface software program is fully developed, we also intends to offer a range of services for implementation of applications using our voice interface software platform. We intend to offer professional services to facilitate the development, implementation and support of applications operating on our software platform. We believe that our experience in the design and deployment of voice interface platform will be of value to our customers. We will draw on this experience to provide consulting services that include prototype development, user interface design, grammar development, system testing, and performance optimization and end-user acceptance studies. Once our proposed voice interface software platform is fully developed, we also plan to offer technical support services to future customers and software programmers to assist with their development, integration and operation of our software platform.

Present stage of development

We have spent a total of $6,000 on research and development activities since our inception. Our Chief Technology Officer and one of our directors, Kun Chi Wang, has completed a prototype set of software algorithms that will form the basis of our proposed voice interface software platform. However, we have not yet completed the development of our voice interface software platform, which we expect may be commercially available in the second half of 2005.

We are currently testing our platform with the Nantong Branch of China Mobile Communication and negotiating with it to enter into a license agreement between the two parties. Mr. Wang plans to work with the staff in the Nantong Branch of China Mobile Communications to test his software algorithms for voice recognition applications for cellular phones. At present our negotiations have reached a consensus to the effect if the tests receive positive results, the Nantong Branch of China Mobile Communication will license our prototype software platform and retain our service to integrate our voice platform into their systems. We expect that the testing will be completed early 2005 and a formal license agreement will be entered into thereafter.

To remain competitive in the voice interface software industry, we must continue to develop highly accurate and efficient speech recognition, natural language understanding and voice authentication technologies. Our current technologies are based on the initial research activities conducted by Kun Chi Wang. We are going to keep developing and improving this core technology, the software architecture and related products. The cost of our research and development activities are not borne by customers since we will not have any customers, if any, until the completion of the marketing and development of our voice interface software platform. We will either raising more fund from investors or borrow from existing directors to cover our projected research and development expenses.

Industry Analysis

We believe telephone is probably a more readily available information and services access device. The ubiquity of telephones and the proliferation of wireless telephones provide a powerful means to connect businesses with all of their potential customers at any time, from anywhere. In comparison to personal computers, telephones are simple to operate and use the most natural form of communication, the human voice. Therefore, the telephone network holds a greater potential for businesses to deliver their information to, and conduct transactions with, the largest possible population. We believe that business enterprises will seek to enhance their commerce capabilities over the telephone. We also believe that telecommunications carriers will compete to provide telephone access by expanding the functionality and performance of their network services.

In addition, many business enterprises have invested in call centers staffed by customer service representatives to interact with customers over the telephone. In a call center, a customer service representative listens to a caller's inquiry, retrieves the information from a computer terminal, and communicates the results to the caller. While these call centers are effective at delivering services over the telephone, they are labor-intensive and expensive. The first generation of systems designed to automate these customer interactions was deployed using touch-tone interfaces. These systems achieve some automation, but because of the limitations of the telephone keypad, are generally regarded as difficult to use. As a result, some enterprises continue to rely upon traditional call centers staffed by customer service representatives. Based on information gathered by our management, approximately 1.2 million people still worked in 32,000 call centers in China, costing business enterprises billions of dollars. As a result, we believe businesses continue to explore new alternatives for automating customer interaction worldwide.

Furthermore, telecommunications carriers are searching for innovative ways to generate revenue from new and existing customers. For both wireless and regular carriers, deregulation and technology advancements continue to spur increased competition, driving down the average revenue per customer and decreasing traditional customer loyalties. As a result, carriers are seeking to improve customer retention by providing value-added network services such as voice messaging, call waiting and directory services. This customer turnover and pricing pressures are driving carriers to offer new, higher-value, information-based services. One of the challenges that the carriers face is delivering sophisticated information based services through the telephone. Even with the evolution of telephones with small screen displays, the ability for the user to input information is constrained, limiting the usability and sophistication of services that can be made available.

Voice interface software enables the transformation of customer access to information and services to occur. Therefore, we believe that there is a significant opportunity for a telephone based voice user interface to deliver information and enable commerce in a cost effective, convenient and easy-to-use manner. We also believe that the deregulation in the United States, Canada and China has served as a catalyst for telephone carriers to provide value-added services in order to retain customers.

Key Success Factors

Strategic Relationships

We plan to establish working relationships and contractual agreements with telecommunication companies and financial institutions in China to test our proposed voice interface software platform. Because our vice president and one of our directors, Wang Jian Zhou has worked for the Post and Communication Bureau of Jiangsu Province as a senior director, he may be able to use the contacts he had established in the telecommunication field in Jiangsu Province to introduce our proposed software voice interface software platform to telecommunication companies. We may begin by testing our software platform in a small geographical area with one of these companies after we have succeeded in entering into a formal license agreement with Nantong Branch of China Mobile Communications. We are currently testing our platform with the Nantong Branch of China Mobile Communications and negotiating with it to enter into a license agreement. At present our negotiations have reached a consensus to the effect if the tests receive positive results, the Nantong Branch of China Mobile Communications will license our prototype software platform and retain our service to integrate our voice platform into their systems.

Customer Focus and Service

In order to establish and maintain customer loyalty, we will endeavour to fulfill any of our potential customers' needs on a timely basis and maintain a good rapport with any key individuals with those organizations.

Our potential customers can be divided into 2 categories:

Professional software programmers and engineers: These customers will use our proposed software platform to develop voice interface applications that they can sell to other service providers. Customer loyalty for this type of customers will be gained by continuously improving our software platform and by providing training and prompt technical assistance.

In house technology technicians for business enterprises such as banks/airlines: These customers expect turn key operations for voice interface applications developed based on our proposed software platform.

Customer loyalty for this type of customers will be gained by providing exceptional professional services and prompt technical assistance.

Skilled Management Team

We intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets will allow us to build market share more effectively than a company with inexperienced management.

Competitive Analysis

Our industry is very competitive. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

Competitive Factors

The competitiveness of our industry is characterized by the following factors:

Voice Interface Technology - There are many different levels of sophistication of voice interface technology. The level of this sophistication directly impacts a company's ability to produce a useful software platform. A company lacking superior voice interface software technology will be at a substantial disadvantage to those companies with sophisticated technology. A number of large technology companies such as Macintosh, IBM, Lucent Technologies and Philips Electronics have developed or are developing sophisticated voice interface technologies. However, we believe our voice interface technology for the Chinese languages is relatively advanced because our technology is based on fresh new frequency signal recognition, different from the electric, tone or pulse signal recognition methods frequently used in other speech recognition technologies. Nevertheless, we believe that we do not have the most sophisticated voice interface technology. Accordingly, we believe that we are at a significant disadvantage.

Our ability to successfully develop, produce and sell our voice interface software platform and to eventually generate operating revenues depends on our ability to successfully develop and market our utility software products once they are fully developed. It also depends on our ability to successfully continue to enhance our voice interface software platform to keep pace with changes in technology and changes demanded by users of such software program as a platform. Given that we have only very little operating history, no revenues and only losses to date, we may not be able to achieve any of these goals and we may never develop a sufficient large customer base to be profitable. If this occurs we may go out of business.

Brand Recognition - A product with a well-recognized brand name will succeed against a less recognized competitor. A number of well known large technology companies such as Macintosh, IBM, Lucent Technologies and Philips Electronics have either developed or are in the process of developing voice interface and speech recognition technology. Unless we are able to establish our brand name and gain customer loyalty we will not be able to successfully compete. Because we are a new company, it will be very difficult for us to successfully establish our brand name within the marketplace.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our one voice interface software platform. We expect that this product and its extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this software platform and our brand name is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this software program and our brand name, as a result of any factors, would significantly harm our business. Our future financial performance will depend on the successful introduction and market acceptance of this software program, and on the development, introduction and market acceptance of any enhancements. There can be no assurance that we will be successful in marketing this software program or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

Direct Competition - The major competitors are IBM, Lucent Technologies and Philips Electronics. They occupy most part of the market in the world, but they are still relatively new to the Chinese market. Even though some of these companies have started their research and development efforts in China, their understanding of the Chinese market is not comparable to those native to the Chinese market. That is the reason we believe that we have an opportunity to enter into the voice interface software industry in China. Our competitive advantage will come from having local connections with telecommunication carriers in China through our Vice President and one of our directors, Wang Jian Zhou. Mr. Zhou worked as senior director of the Post and Communication Bureau of Jiangsu Province.

As a result of these competitive factors we are at a competitive disadvantage to those already operating in the field. However, we will attempt to use the following methods of competition to successfully compete in our industry:

  We will attempt to form strategic relationships with key telecommunication companies, especially in China, where we intend to market our voice interface software platform primarily.

  We will attempt to promote our company and brand name as effectively as possible.

  We will attempt to establish and maintain customer loyalty by fulfilling potential customers' needs on a timely basis and by maintaining good rapport with key individuals in those organizations.

  We eventually intend to expand our management team to retain skilled directors, officers and employees with experience relevant to our business focus.

Marketing Plan

Our Vice President and one of our directors, Wang Jian Zhou will develop and implement our marketing plan for our proposed software platform. We believe relationships are one of the keys to success in our business and Mr. Wang Jian Zhou will continue to lead his effort to introduce our products to various telecommunication companies, wireless telephone service providers and financial institutions. In addition, our marketing plan will have the following elements:

Brand Equity

We selected the name of our company to attempt to establish our brand name.

Advertising

We intend to use our website at www.logicom.us as the primary medium to sell our voice interface software platform. We also intend to market our voice interface software platform by placing banner advertising on the home pages of relevant business and possible consumer Internet Service Providers.

We intend to produce promotional material for direct marketing. However, if we are unable to complete the development of our voice interface software platform, or if we are unable to market and license our voice interface software sufficiently, for any reason, we may go out of business.

We will be dependent on resellers and distributors for the sale of our voice interface software platform. Currently we have no distribution or reseller agreements to distribute and/or bundle our voice interface software platform and we may never get any.

Even if we are able to arrange contracts for the resale and distribution of our proposed software products, we may not be able to deliver any software programs to the resellers or distributors in a timely manner and these companies may not be able to sell our software programs in volumes anticipated by us.

Legal

We have not obtained any copyrights, patents or trademarks in respect of any of our intellectual property. We intend to obtain all necessary copyrights, patents or trademarks, as applicable, in the United States, Canada and China, when we are in a financial position to do so. We have not entered into any licensing, franchise, concession or royalty agreements in respect of our proposed voice interface software platform. At present we have non-disclosure agreements with our employees to protect our technology

ITEM 2. DESCRIPTION OF PROPERTY

Logicom uses office space located at Suite 248 -8111A Ryan Road, Richmond, B.C. V7A 4R6, which facilities are provided to us at no charge by our President, Secretary, Treasurer and one of our directors, Jing Hong. We also conduct software research and development activities at the business premises located in Suite 610, 12 Haoxi Rd. Nantong, Jiangsu, People's Republic of China, which facilities are provided to us at no charge by our Chief Technology Officer and one of our directors, Kun Chi Wang.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2005, there were approximately 52 record owners of the Company's Common Stock. The Company's Common Stock started quoting for trade on May 11, 2005 on the National Association of Securities Dealers OTC Bulletin Board under the symbol "LGIC". As of June 10, 2005, there has been no bid quotations yet as reported by the NASD.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since we have only recently begun development of our voice interface software platform and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from our inception on January 23, 2004 to March 31, 2004, and from April 1, 2004 to March 31, 2005. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated unless and until we complete the development and marketing of our proposed voice interface software platform. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $84,634 as of March 31, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Results of Operations

Overview From January 23, 2004 (date of inception) to March 31, 2005

From the date of our incorporation in January 23, 2004 to March 31, 2005, we had not generated revenues. Our operating activities during this period consist primarily of developing our proposed software platform.

January 23, 2004 to March 31, 2004

For the period from January 23, 2004 to March 31, 2004, we had generated $Nil in revenue. Our financial statements are prepared in accordance with US Generally Accepted Accounting Principles. For this period, our operating expenses are classified into four categories:

  Audit Fee which consists primarily of accounting and auditing fees for the year end audit. The amount incurred and accrued by our company during the period from January 23, 2004 to March 31, 2004 was $2,000 .

  Bank charges which consists primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period of January 23, 2004 to March 31, 2005 was $9.

  Legal fees which consist primarily of legal fees paid by us regarding securities advice and organizing the Company. The amount incurred by our company during the period from January 23, 2004 to March 31, 2004 was $2,386; and

  Other operating expenses which consist primarily of the expenses incurred for development of our business including expenses. The amount incurred by our company during the period from January 23, 2004 to December 31, 2003 was $3,193.

From April 1, 2004 to March 31, 2005

For the period from April 1, 2004 to March 31, 2005 we generated no revenue.

The total operating expenses for the period from April 1, 2004 to March 31, 2005 were $77,046. Out of these total expenses, professional fees paid to our independent auditors and legal counsel from April 1, 2004 to March 31, 2005 was $36,643. Bank charges and other office charges for the period from April 1, 2004 to March 31, 2005 was $137.

Other operating expenses including financing consulting from April 1, 2004 to March 31, 2005 was $40,266.

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

We are currently testing our platform with the Nantong Branch of China Mobile Communication and negotiating with it to enter into a license agreement relationship between the two parties. Mr. Wang has been working with the staff in the Nantong Branch of China Mobile Communications to test his software algorithms for voice recognition applications for cellular phones. At present the negotiations have reached a consensus to the effect if the tests receive positive results, the Nantong Branch of China Mobile Communications will license our prototype software platform and retain our service to integrate our voice platform into their systems. We expect that the testing will be completed in 2005 and a formal license agreement will be entered into thereafter.

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

The following sets out the timeline of our proposed operations over the next year:

  Develop a demonstration or beta version of our software platform by September, 2005. This will allow users to test the voice interface applications developed based on our proposed software platform for effectiveness. We estimate that this will cost a total of $4,000.

  Develop the complete and commercial version of our proposed voice interface software platform by December, 2005. This will be the completed version of the software platform, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $4,000.

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

Liquidity and Capital Resources

At March 31, 2005, we had $27,826 in cash. We anticipate that our total operating expenses will be between $37,000 to $47,000 for the next twelve months. In the opinion of our management, available funds will probably satisfy our working capital requirements up to August, 2005. If we have not completed the development of our voice interface software platform and have not generated revenues from sales of our voice interface software platform after its completion, we anticipate that we may need to raise additional capital to continue our operations in the summer of 2005. If we do not raise additional capital when needed, we may be forced to abandon the development of our voice interface software platform. Such additional capital may be raised through private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Ms. Hong, Mr. Wang and Mr. Zhou are currently working about 10 to 20 hours per week to meet our needs. As demand requires, Ms. Hong, Mr. Wang and Mr. Zhou will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

LOGICOM INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)
A PARTNERSHIP of INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Logicom Inc.

We have audited the accompanying balance sheets of Logicom Inc. (A Development Stage Company) as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2005, the period January 23, 2004 (Date of Incorporation) to March 31, 2004 and the period January 23, 2004 (Date of Incorporation) to March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Logicom Inc. as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended March 31, 2005, the period January 23, 2004 (Date of Incorporation) to March 31, 2004 and the period January 23, 2004 (Date of Incorporation) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
June 7, 2005	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

	Year ended March 31, 2005	January 23, 2004 (Date of Incorporation) to March 31, 2004	January 23, 2004 (Date of Incorporation) to March 31, 2005
Cash Flows used in Operating Activities			
Net loss for the period	$ (77,046)	$ (7,588)	$ (84,634)
Non-cash consulting fees	6,000	-	6,000
Adjustments to reconcile net loss to net cash used in operating activities			
Accounts payable and accrued liabilities	27,099	4,364	31,463
Due to related party	30,699	-	30,699
Net cash used in operating activities	(13,248)	(3,224)	(16,472)
Cash Flows from Financing Activities			
Issuance of common shares	-	44,500	44,500
Net cash provided by financing activities	-	44,500	44,500
Effect of exchange rate changes on cash	(161)	(41)	(202)
Increase (decrease) in cash during the period	(13,409)	41,235	27,826
Cash, beginning of the period	41,235	-	-
Cash, end of the period	$ 27,826	$ 41,235	$ 27,826
Supplemental disclosure of cash flow information:			
Cash paid for:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Logicom Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005
(Stated in US Dollars) – Page 3

Note 2 Significant Accounting Policies – (cont'd)

e) Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

f) Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

g) Cash and Equivalents

Cash and equivalents consist of all highly liquid investments that are readily convertible to cash and have maturities of three months or less when purchased.

h) Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

Logicom Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005
(Stated in US Dollars) – Page 4

Note 2 Significant Accounting Policies – (cont'd)

i) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Common Stock

The Company's authorized common stock consists of 25,000,000 shares with a par value of $0.001 per share.

On February 3, 2004, the Company issued 2,225,000 shares of common stock at $0.02 per share for cash totalling $44,500.

Note 4 Due to Related Party

The amount due to related party consists of advances from a director of the Company and a related family member, is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004
Deferred Tax Assets		
Non-capital loss carryforward	$ 17,026	$ 1,138
Valuation allowance for deferred tax asset	(17,026)	(1,138)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following sets forth certain information concerning the present management of the Company:

Name	Age	Position with Company
Jing Hong	29	Director, President, Treasurer and Secretary
Kun Chi Wang	36	Director and Chief Technology Officer
Wang Jian Zhou	63	Director and Vice-President

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jing Hong, Director, President (Principal Executive Officer), Treasure (Principal Accounting Officer) and Secretary

Ms. Hong is a co-founder of Logicom, has served as our President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Secretary and one of our directors. Since 2000, Ms. Hong served as a director, Chief Technology Officer of TeleWave International, a private system integration company in Beijing, China. From 1997 to 2000, Ms. Hong was the Managing Director of Creative Software Technologies Company Limited in Nanjing, China, which is a subsidiary of Creative Technologies Company Limited, a private software company in Japan. Ms. Hong was responsible for research, development planning, analysis and reporting. She holds BA degree from Southeast University in Jiangsu, China and a M.Sc. degree from University of Tokyo, Japan.

Kun Chi Wang, Director and Chief Technology Officer

Mr. Wang has served as our Chief Technical Officer and as one of our directors since January 26, 2004. Since 1996 to 2003, Mr. Wang served as an assistant professor and professor of Nantong Institute of Technology. Mr. Wang holds Ph.D. in Computer Science from China Academy of Science in Beijing, China.

Wang Jian Zhou, Director and Vice President

Mr. Zhou is our Vice President and one of our directors. From 1980 to 2002, Mr. Zhou served as the assistant director of Jiangsu Province Post & Communication Bureau, a branch of the Ministry of Information Industry in Jiangsu Province, China. Mr. Zhou was responsible for policy, standard and price decision. He holds a bachelor degree from Beijing University in Beijing, China.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Logicom, Inc.

39516, 105 - 10151 No. 3 Road

Richmond, BC

V7A 4R6

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a development stage company and has not yet generated or realized sufficient revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended March 31, 2005.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compen-sation (3)	Restricted Stock Awards (4)	Options Granted (5)	All Other Compen-sation (6)
Jing Hong, President and Chief Executive Officer, Treasurer and Secretary	2005	Nil	--	--	--	--	--
	2004	Nil	--	--	--	--	--

(1) The dollar value of base salary (cash and non-cash).

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.

(6) All other compensation received that the Company could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended March 31, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee, which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Logicom, Inc. other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of March 31, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jing Hong	300,000 common shares	13.483%
Kun Chi Wang	300,000 common shares	13.483%
Wang Jian Zhou	250,000 common shares	11.236%
Directors and Executive Officers as a Group	850,000 common shares	38.202%

(1) Based on 2,225,000 shares of common stock issued and outstanding as of March 31, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Logicom.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoters of our company are our President (also Chief Executive Officer, Treasurer, Secretary and one of our directors), Jing Hong, our Chief Technology Officer (also one of our directors), Kun Chi Wang, and our other director and Vice-President, Wang Jian Zhou.

As of March 31, 2005, we received loans in the amount of $17,888 from our President and director, Jing Hong. These loans are unsecured and will not bear interest. These loans will be due on demand by Ms. Jing Hong.

ITEM 13. EXHIBITS

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation as amended
3.2*	Bylaws
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form 10-SB filed on September 1, 2004.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fee.

The aggregate fees billed by our accountant, Amisano Hanson, Chartered Accountants, for professional services rendered for the audit of our financial statement filed as part of our Form 10-KSB filing and for review of our interim financial statements filed as part of our Form 10-QSB filings for the fiscal year of 2004 and 2005 of our Company are $3,000 and $3,000, respectively.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of June, 2005.
LOGICOM, INC. (Registrant) BY: /s/ Jing Hong Jing Hong President, (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wang Jian Zhou Wang Jian Zou Secretary, Vice-President and Director 06/13/2005
/s/ Jing Hong Jing Hong President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Director 06/13/2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jing Hong, the President of LOGICOM, INC., certify that:

  I have reviewed this annual report on Form 10-KSB of LOGICOM, INC.;

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

June 13, 2005

/s/ Jing Hong

------------------------------

Jing Hong

President, (Principal Executive Officer)

Treasurer (Principal Accounting Officer)

Director

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wang Jian Zhou, Vice-President and Director of LOGICOM, INC., certify that:

  I have reviewed this annual report on Form 10-KSB of LOGICOM, INC.;

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

June 13, 2005

/s/ Wang Jian Zhou

------------------------------

Wang Jian Zhou

Vice-President and Director

Section 1350 Certifications

6CERTIFICATE OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

In connection with the Annual Report of LOGICOM, INC. (the "Company") on Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jing Hong, the Principal Executive Officer and Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

By: /s/ Jing Hong

----------------------------------

Jing Hong

Principal Executive Officer

and Principal Accounting

Officer

June 13, 2005