Form 10QSB
period 2005-06-30
Logicom Inc.
filed 2005-08-19
CIK 1300744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-51119

LOGICOM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 600 – 625 Howe Street, Vancouver, British Columbia Canada V6C 2T6
(Address of principal executive offices)

604.683.6648
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,225,000 common shares issued and outstanding as of August 4, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

LOGICOM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

JUNE 30, 2005

LOGICOM, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	June 30, 2005	March 31, 2005

ASSETS

Current
Cash	$ 254	$ 27,826

Total assets	$ 254	$ 27,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 11,810	$ 31,463
Due to related party (Note 3)	30,699	30,699

	42,509	62,162

Stockholders' equity (deficiency)
Common stock
Authorized
25,000,000 shares, par value of $0.001
Issued
2,225,000 common shares (March 31, 2005: 2,225,000)	2,225	2,225
Additional paid-in capital	42,275	42,275
Accumulated other comprehensive loss	(284)	(202)
Contributed surplus	6,000	6,000
Deficit accumulated during the development stage	(92,471)	(84,634)

Total stockholders’ equity (deficiency)	(42,255)	(34,336)

Total liabilities and stockholders’ equity (deficiency)	$ 254	$ 27,826

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	January 23, 2004 (Date of Incorporation)to June 30, 2005

EXPENSES
Accounting and audit	$ 1,717	$ 1,475	$ 9,580
Bank charges and interest	6	41	152
Consulting fees	-	-	31,000
Legal fees	5,328	2,884	38,494
Office and related	-	-	242
Registration, filing and transfer agent fees	786	-	10,108
Website design and maintenance	-	-	2,895

Net loss for the period	(7,837)	(4,400)	(92,471)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(82)	-	(284)

Comprehensive loss	$ (7,919)	$ (4,400)	$ (92,755)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	2,225,000	2,225,000

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

						Deficit Accumulated
					Other	During the
	Common	Stock	Additional Paid in	Contributed	Comprehensive	Development
	Shares	Amount	Capital	Surplus	Income	Stage	Total

Balance, January 23, 2004 (date of inception)	-	$ -	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, February 2004	2,225,000	2,225	42,275	-	-	-	44,500

Other comprehensive loss for the period	-	-	-	-	(41)	-	(41)

Net loss for the period	-	-	-	-	-	(7,588)	(7,588)

Balance, March 31, 2004	2,225,000	2,225	42,275	-	(41)	(7,588)	36,871

Consulting services contributed by a director	-	-	-	6,000	-	-	6,000

Other comprehensive loss for the period	-	-	-	-	(161)	-	(161)

Net loss for the year	-	-	-	-	-	(77,046)	(77,046)

Balance, March 31, 2005	2,225,000	2,225	42,275	6,000	(202)	(84,634)	(34,336)

Other comprehensive loss for the period	-	-	-	-	(82)	-	(82)

Net loss for the period	-	-	-	-	-	(7,837)	(7,837)

Balance, June 30, 2005	2,225,000	$ 2,225	$ 42,275	$ 6,000	$ (284)	$ (92,471)	$ (42,255)

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	January 23, 2004 (Date of Incorporation)to June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,837)	$ (4,400)	$ (92,471)
Non-cash consulting fees	-	-	6,000

Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	(19,653)	(2,324)	11,810
Due to related party	-	-	30,699

Net cash used in operating activities	(27,490)	(6,724)	(43,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	44,500

Net cash provided by financing activities	-	-	44,500

Effect of exchange rate changes on cash	(82)	-	(284)

Increase (decrease) in cash during the period	(27,572)	(6,724)	254

Cash, beginning of period	27,826	41,235	-

Cash, end of period	$ 254	$ 34,511	$ 254

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

JUNE 30, 2005

1.	HISTORY AND ORGANIZATION

The Company was incorporated in the State of Nevada on January 23, 2004. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying interim financial statements of the Company are unaudited, include all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s March 31, 2005 financial statements.

Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company intends to develop, market and support a voice interface software platform that makes the information and services of enterprises, telecommunications networks and the internet accessible from any telephone.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has accumulated losses of $92,471 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

3.	DUE TO RELATED PARTY

The amount due to related party consist of advances from a director of the Company, is unsecured, non-interest bearing and has no specific terms for repayment.

4.	SUBSEQUENT EVENTS

Subsequent to June 30, 3005, the Company

a)	Increased the authorized capital stock from 25,000,000 to 50,000,000 common shares with a par value of $0.001

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Logicom” mean Logicom, Inc., unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on January 23, 2004. We plan to develop, market and support a voice interface software platform for the Chinese languages which will serve as a standard set of software that allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. Voice interface applications are applications that make the information and services of business enterprises, telecommunications networks and the Internet accessible from any telephone.

On June 17, 2005, Jing Hong resigned as our president, secretary and treasurer and Gary Musil was appointed as the president, secretary, treasurer and a director of our company. On July 4, 2005 Jing Hong resigned as our director, Kun Chi Wang and Wang Jian Zhou resigned as directors and officers of our company

On August 8, 2005 we increased our authorize capital from 25,000,000 shares of common stock with a par value of $0.001 per share to 50,000,000 shares of common stock with a par value of $0.001 per share.

Background

We plan to develop, market and support our voice interface software platform for the Chinese languages because our former chief technology officer and one of our former directors, Mr. Kun Chi Wang, conducted research in this area since 1998 before he joined our company. We had hoped that our voice interface software platform will serve as a platform for other software programmers and engineers to develop voice interface applications for the Chinese languages. However, with Mr. Wang’s resignation, we need to hire another software engineer with similar experience. Our platform was to consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication functions. Speech recognition function enables a devise to recognize what a person says. Natural language understanding function enables a devise which derives meaning of what a speaker said. Voice authentication function enables a device to verify the identity of a speaker based on the unique qualities of his or her voice. We also had planned to offer a software developer's toolkit and software components to enable our customers and other software programmers to develop voice user interface applications that use our software platform. If we can find appropriate staff, we also plan to offer a range of consulting, support and educational services to our future customers.

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

We anticipate that our proposed voice interface software platform will also be able to provide voice authentication capabilities for verifying the identity of a speaker based on his or her unique voice qualities. We anticipate that users will be able to enroll their voiceprints by speaking information requested by an application using our proposed voice interface software platform. Based on this speech, our voice interface software platform creates a voiceprint of the caller's voice. The software will then be able to authenticate the caller's claimed identity by comparing his speech to the previously enrolled voiceprint. We anticipate that this function will be tightly integrated with our voice interface software platform and will operate within the same architecture, allowing for the same software scalability and robustness. This integration will provide a key point of differentiation from our competitors' products, since our voice interface software platform allow users to be recognized and authenticated simultaneously. For example, when a caller speaks his telephone number, our proposed voice interface software platform will understand what phone number was spoken and use that same statement to authenticate the identity of the caller. We believe that our technology will deliver a high degree of accuracy for voice authentication, which will provide callers with high levels of security and convenience.

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

Our proposed software platform will also provide voice authentication function through biometric speaker verification. Callers enroll their voices by speaking information requested by an application developed based on our proposed software platform. Based on this speech, our proposed software platform creates a voiceprint for each user or a statistical model of the user's voice. Once a voiceprint is created, our proposed software platform can authenticate a user's claimed identity by comparing his or her speech to the voiceprint created during enrollment. The voice authentication function of our software platform will take into account of the acoustic differences between types of telephones and caller locations, which may affect how a voice sounds. These acoustic differences are one of the key technological challenges in producing robust voice authentication products. By using our frequency signal recognition technology, the voice authentication function of our proposed software platform will provide a high degree of accuracy.

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

Future Consulting and Support Services

Once our proposed voice interface software program is fully developed, we also intend to offer a range of services for implementation of applications using our voice interface software platform. We intend to offer professional services to facilitate the development, implementation and support of applications operating on our software platform. We believe that our experience in the design and deployment of voice interface platform will be of value to our customers. We will draw on this experience to provide consulting services that include prototype development, user interface design, grammar development, system testing, and performance optimization and end-user acceptance studies. Once our proposed voice interface software platform is fully developed, we also plan to offer technical support services to future customers and software programmers to assist with their development, integration and operation of our software platform.

Present stage of development

We have spent a total of $6,000 on research and development activities since our inception. Our former chief technology officer and one of our former directors, Kun Chi Wang, completed a prototype set of software algorithms that will form the basis of our proposed voice interface software platform. However, we have not yet completed the development of our voice interface software platform, which we hope may be commercially available in 2006. We need to hire new software engineers with special skills in order to achieve this target.

To remain competitive in the voice interface software industry, we must continue to develop highly accurate and efficient speech recognition, natural language understanding and voice authentication technologies. Our current technologies are based on the initial research activities conducted by Kun Chi Wang. We hope to keep developing and improving this core technology, the software architecture and related products, but at present we have no employees capable of doing so. The cost of our research and development activities are not borne by customers since we will not have any customers, if any, until the completion of the marketing and development of our voice interface software platform. We will either raising more fund from investors or borrow from existing directors to cover our projected research and development expenses.

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

In addition, many business enterprises have invested in call centers staffed by customer service representatives to interact with customers over the telephone. In a call center, a customer service representative listens to a caller's inquiry, retrieves the information from a computer terminal, and communicates the results to the caller. While these call centers are effective at delivering services over the telephone, they are labor-intensive and expensive. The first generation of systems designed to automate these customer interactions was deployed using touch-tone interfaces. These systems achieve some automation, but because of the limitations of the telephone keypad, are generally regarded as difficult to use. As a result, some enterprises continue to rely upon traditional call centers staffed by customer service representatives. Based on information gathered by our management, approximately 1.2 million people still work in 32,000 call centers in China, costing business enterprises billions of dollars. As a result, we believe businesses continue to explore new alternatives for automating customer interaction worldwide.

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

Key Success Factors

Strategic Relationships

We hope to establish working relationships and contractual agreements with telecommunication companies and financial institutions in China to test our proposed voice interface software platform.

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

Skilled Management Team

We had hoped to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus, but we have been unable to do so to date. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets is necessary to allow us to build market share more effectively than a company with inexperienced management. Currently we have no employees capable of carrying out our business plan. We will need to hire a skilled software engineer if we are to carry on with our business.

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

Legal

We have not obtained any copyrights, patents or trademarks in respect of any of our intellectual property. If we are able to continue with our business, we intend to obtain all necessary copyrights, patents or trademarks, as applicable, in the United States, Canada and China, when we are in a financial position to do so. We have not entered into any licensing, franchise, concession or royalty agreements in respect of our proposed voice interface software platform.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended June 30, 2005 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on June 13, 2005, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Plan of Operations

For the period from April 1, 2005 to June 30, 2005 we generated no revenue. The total operating expenses for the three month period from April 1, 2005 to June 30, 2005 were $7,837. Out of these expenses, professional fees paid to our independent auditors and legal counsel was $7,045. Registration, filing and transfer agent fees totalled $786 and bank charges totalled $6. Our cash on hand for the three month period ended June 30, 2005 decreased to $254 from $27,826 as at March 31, 2005. We continued to use our cash on hand to fund our ongoing expenses.

As at June 30, 2005, we had a cash position of $254 and a working capital deficit of $42,255. We do not have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, for the balance of the fiscal year. We need to raise additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are arranged.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to obtain additional capital through the sale of our common stock or other securities. Ultimately, we need to generate revenues and attain profitable operations.

Cash Requirements

Our primary objective in the next twelve months will be to complete development of our proposed software platform, develop and establish our marketing plan, commence advertising campaign for our proposed software platform, commence development of prospects for third party applications for our proposed software platform, and employ our frst sales person for license and direct sales of our proposed software platform in China.

Since our incorporation on January 23, 2004, we have taken active steps to implement our business plan. In February of 2004, we began the development of our voice interface software platform. Our former chief technology officer and one of our former directors, Kun Chi Wang, has completed a prototype set of software algorithms that will form the basis of our proposed voice interface software platform. We currently have no employees capable of further developing our software platform.

If we are successful in developing our software platform, we anticipate that the primary source of revenues for our business model will be the license fees paid by business enterprises for the use of our proposed voice interface software platform. We anticipate that we will negotiate with each of our future customers individually and the licensing fees we will charge may be different for each customer depending on the applications required and the size of the user group. We also anticipate that we may receive compensation for professional services such as design and development of applications based on our proposed software platform and integration services. Currently, we do not have any licensing agreement with any customers as our voice interface software platform is not yet fully developed.

By combining speech recognition, natural language understanding and voice authentication technologies in a scalable software platform, we believe that we have the opportunity to establish our proposed software platform as the standard platform for voice applications and services in China. If we can raise funds and hire suitable staff, we plan to continue to invest resources to enhance our core technology, software architecture and developer tools and to create new products and services that facilitate development and deployment of applications having a voice user interface.

The following sets out the timeline of our proposed operations over the next year:

1.	Raise funds sufficient to continue development of our business.
2.	Hire a software engineer in China to develop our software platform.
3.

Develop a demonstration or beta version of our software platform by April, 2006. This will allow users to test the voice interface applications developed based on our proposed software platform for effectiveness. We estimate that this will cost a total of $4,000.

4.

Develop the complete and commercial version of our proposed voice interface software platform by December, 2006. This will be the completed version of the software platform, which will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $4,000.

5.

Commence advertising campaign for our voice interface software platform immediately following the complete development of the software platform. We estimate that we will need $2,000 to implement our marketing and advertising campaign.

6.

Commence development of prospects for third party applications for our proposed software platform in December 2005. We estimate that we will need approximately $10,000 to $20,000 to commence development of prospects for third party applications for our proposed software platform.

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consists primarily of accounting and auditing fees for the year end audit. We estimate that our audit fees for the next twelve months will be approximately $15,000;
•

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

•

Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed software platform; for the advertising campaign for our proposed voice interface software platform; and for development of prospects for third party applications for our proposed software platform and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $40,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Employees

As of the date of this quarterly report we have only one employee, Gary Musil, our president, secretary, treasurer and director. We have not entered into any formal employment or consulting agreement with our director and executive officer. Over the twelve months ending June 30, 2006, we anticipate an increase in the number of employees we retain only if we raise sufficient funds to carry out our business plan or otherwise identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the period ended June 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee, which may be established in the future. Directors are entitled to reimburse for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any directors undertaking any special services on behalf of Logicom, Inc. other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

RISK FACTORS

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a start-up software development company entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up software development company for the next twelve months. We have cash in the amount of $254 as at June 30, 2005. This amount will not be enough to support our operations. We need to raise additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. In the course of developing our voice interface software platform, we may:

•	incur unexpected costs in completing the development of our voice interface software platform or encounter unexpected technical or other difficulties;
•	incur delays and additional expenses as a result of technology failure;
•	be unable to create a substantial market for our voice interface software platform; or
•	incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of our voice interface software platform. If we do not complete the development of our voice interface software platform by 2006 and if we are not able to raise additional capital when needed to complete the development of our voice interface software platform, we may have to suspend or cease our operations of software development within four months because we will not be able to pay our ongoing expenses in respect of the development and marketing of our voice interface software platform.

We have no operating history as a software development company and have maintained losses since inception which we expect to continue into the future.

We were incorporated in January, 2004 and only just recently commenced development of our first and only voice interface software platform. We have not realized any revenues to date. We have no operating history as a software development company or at all upon which an evaluation of our future success or failure can be made. Our net loss since inception is $92,471. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop our software
•	our ability to hire a skilled Chinese language software engineer
•	our ability to develop and successfully market our software once it has been developed
•	our ability to generate ongoing revenues
•	our ability to reduce development and marketing costs

•	our ability to compete with more established software development companies

Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Our ability to successfully develop and to eventually produce and sell our voice interface software platform to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be to achieve this goal and if this occurs then we will not be able to pay the development and marketing costs in respect of our voice interface software platform and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary financing. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required we will not have any money that we require for the development and marketing of our voice interface software platform and we may go out of business.

If we are unable to complete the development of our voice interface software platform and sell our voice interface software platform if and when it is completed we will not be able to generate revenues and you will lose your investment.

We have not completed development of our voice interface software platform and we have no contracts for the sale of our voice interface software platform if and when its development is completed. We have no employees who are capable of completing our software platform. The success of our proposed business will depend on its completion and the acceptance of our products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. Our voice interface software platform and any other software programs we develop may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. If our voice interface software platform and any other software programs that we develop are not accepted by the computer technology industry our proposed business will fail.

Our voice interface software platform is not protected by any trademarks, patents and/or other intellectual property registrations accordingly, if we are unable to protect our intellectual property rights, our proposed business will fail.

We have not applied for any trademark, patent or other intellectual property registration with nay governmental agency for our name or for our eight software programs. At present we have non-disclosure agreements with our employees to protect our technology. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee and he is also our president, secretary, treasurer and our director. Our performance depends on a significant extent to the continued services and technical expertise of our president, secretary, treasurer and our director. There is intense competition for skilled personnel, particularly in the field of software development. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of Kun Chi Wang has to date prevented us from completing the development of our voice interface software platform. To date we have been unable to hire anyone who has sufficient technical expertise to complete the development of our software. We do not maintain key person insurance on the lives of any of our officers or employees.

We depend on resellers and integrators for the sale of our product. The failure for the establishment of relationship with them may materially and adversely affect our company.

The primary source of revenues for our business will be the licence fees paid by business enterprises for the use of our proposed vice interface software platform. We may also receive compensation for professional services such as design and development of application based on our proposed software platform and integration services. These business enterprises will in turn sell their final products to the consumers. Currently we have no distribution or the purchase agreements with any resellers or distributors.

Currently we have no employees other than our one officer and director and no asset other than cash. If we are not able to raise additional funds and hire more employees as will be required, our business may be materially and adversely affected.

Our business requires us to hire more software developers, sales service and support personnel and additional funds for the establishment and expansion of our business market. At present we only have one employee who is our director and officer performing both research and development of our products and markets services. We also have only a limited amount of cash at this stage.

If we are not able to raised additional funds and hire more employees as will be required. We may not be able to continue and/or expand our business that we intend.

If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, that could, in a worse scenario, result in the failure of our business and you losing your entire investment.

We may not be able to compete effectively against our competitors as some of our competitors have greater financial, technical and human resources than us. If we do not compete against our competitors effectively, our business and prospects will be adversely affected.

We are in the software development business, which is intensely competitive. We expect that the competition for software development businesses will intensify in the future. Barriers to entry are minimal, our current and new competitors can launch new software development programs at a relatively low cost. Large technology companies such as Macintosh, IBM, Lucent Technologies and Philips Electronics and other well established speech recognition research centers have also conducted research and development activities in the field of voice interface and speech recognition applications. These competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors. The intense competitive pressures faced by us may have a materially adverse effect on our business, prospects, financial condition and results of operations and affect your investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 50,000,000 shares of common stock. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
3.3*	Certificate of Amendment filed with the Secretary of State of Nevada on August 8, 2005
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gary Musil
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICOM, INC.

By: /s/ Gary Musil

Gary Musil, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

August 19, 2005