Form 10QSB
period 2005-09-30
Logicom Inc.
filed 2005-11-03
CIK 1300744

- 1 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,225,000 common shares issued and outstanding as of October 26, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X ]	No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

LOGICOM, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

SEPTEMBER 30, 2005

LOGICOM, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

		September 30, 2005	March 31, 2005

ASSETS

Current
Cash		$238	$27,826

Total assets		$238	$27,826

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities		$27,738	$31,463
Due to related parties (Note 3)		-	30,699

		27,738	62,162

Stockholders' equity (deficiency)
Common stock
Authorized
50,000,000	shares, par value of $0.001
Issued
2,225,000	common shares (March 31, 2005: 2,225,000)	2,225	2,225
Additional paid-in capital		78,974	48,275
Accumulated other comprehensive loss		(284)	(202)
Deficit accumulated during the development stage		(108,415)	(84,634)

Total stockholders’ deficiency		(27,500)	(34,336)

Total liabilities and stockholders’ deficiency		$238	$27,826

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004	January 23, 2004 (Date of Incorporation) to September 30, 2005

EXPENSES
Accounting and audit	$500	$1,021	$2,217	$2,496	$0,080
Bank charges and interest	99	18	104	59	250
Consulting fees	-	6,000	-	6,000	31,000
Legal fees	19,540	7,423	24,868	10,307	58,034
Office and related	-	-	-	-	242
Registration, filing and transfer
agent fees	603	1,727	1,389	1,727	10,711
Website design and maintenance	-	-	-	-	2,895

Net loss before other items	(20,742)	(16,189)	(28,578)	(20,589)	(113,212)

OTHER ITEMS
Gain on settlement of accounts
payable	4,797	-	4,797	-	4,797

Net income (loss) for the period	(15,945)	(16,189)	(23,781)	(20,589)	(108,415)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	-	(42)	(82)	(42)	(284)

Comprehensive income (loss)	$(15,945)	$(16,231)	$(23,863)	$(20,631)	$(108,699)

Basic and diluted net earnings (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding shares outstanding	2,225,000	2,225,000	2,225,000	2,225,000

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 23, 2004 (date of inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, February 2004	2,225,000	2,225	42,275	-	-	44,500

Other comprehensive loss for the period	-	-	-	(41)	-	(41)

Net loss for the period	-	-	-	-	(7,588)	(7,588)

Balance, March 31, 2004	2,225,000	2,225	42,275	(41)	(7,588)	36,871

Consulting services contributed by a director	-	-	6,000	-	-	6,000

Other comprehensive loss for the period	-	-	-	(161)	-	(161)

Net loss for the year					(77,046)	(77,046)

Balance, March 31, 2005	2,225,000	2,225	48,275	(202)	(84,634)	(34,336)

Other comprehensive loss for the period	-	-	-	(82)	-	(82)

Gain on forgiveness of due to related party	-	-	30,699	-	-	30,699

Net loss for the period	-	-	-	-	(23,781)	(23,781)

Balance, September 30, 2005	2,225,000	$ 2,225	$ 78,974	$ (284)	$ (108,415)	$ (27,500)

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Six months ended September 30, 2005	Six months ended September 30, 2004	January 23, 2004 (Date of incorporation) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (23,781)	$ (20,589)	$ (108,415)
Non-cash consulting fees	-	6,000	6,000
Gain on settlement of accounts payable	(4,797)	-	(4,797)

Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	1,072	(2,364)	32,535
Due to related party	-	-	30,699

Net cash used in operating activities	(27,506)	(16,953)	(43,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	44,500

Net cash provided by financing activities	-	-	44,500

Effect of exchange rate changes on cash	(82)	(42)	(284)

Increase (decrease) in cash during the period	(27,588)	(16,995)	238

Cash, beginning of period	27,826	41,235	-

Cash, end of period	$ 238	$ 24,240	$ 238

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 5

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

SEPTEMBER 30, 2005

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

Operating results for the six month period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company intends to develop, market and support a voice interface software platform that makes the information and services of enterprises, telecommunications networks and the internet accessible from any telephone.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has a working capital deficiency of $27,500, has no established source of revenues and has accumulated losses of $108,415 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

3.	DUE TO RELATED PARTIES

During the period, the amounts due to related parties were forgiven by the related parties (see Note 5).

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

SEPTEMBER 30, 2005

4.	CAPITAL STOCK

On August 8, 2005, the Company increased the authorized capital stock from 25,000,000 to 50,000,000 common shares with a par value of $0.001

5.	NON-CASH TRANSACTION

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended September 30, 2005, the amount due to related parties of $30,699 was forgiven. This resulted in a contribution to additional paid in capital. This transaction has been excluded from the statements of cash flows.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Logicom” mean Logicom Inc., unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on January 23, 2004. We had planned to develop, market and support a voice interface software platform for the Chinese languages which will serve as a standard set of software that allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. Voice interface applications are applications that make the information and services of business enterprises, telecommunications networks and the Internet accessible from any telephone. We have recently determined that we are not likely to be successful in this business and we are assessing other business opportunities.

On June 17, 2005, Jing Hong resigned as our president, secretary and treasurer and Gary Musil was appointed as the president, secretary, treasurer and a director of our company. On July 4, 2005 Jing Hong resigned as our director and Kun Chi Wang and Wang Jian Zhou resigned as directors and officers of our company

On August 8, 2005, we increased our authorize capital from 25,000,000 shares of common stock with a par value of $0.001 per share to 50,000,000 shares of common stock with a par value of $0.001 per share.

Background

We had planned to develop, market and support our voice interface software platform for the Chinese languages because our former chief technology officer and one of our former directors, Mr. Kun Chi Wang, conducted research in this area since 1998 before he joined our company. We had hoped that our voice interface software platform will serve as a platform for other software programmers and engineers to develop voice interface applications for the Chinese languages. However, with Mr. Wang’s resignation, we need to hire another software engineer with similar experience. Our platform was to consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication functions. Speech recognition function enables a device to recognize what a person says. Natural language understanding function enables a device which derives meaning of what a speaker said. Voice authentication function enables a device to verify the identity of a speaker based on the unique qualities of his or her voice. We also had planned to offer a software developer's toolkit and software components to enable our customers and other software programmers to develop voice user interface applications that use our software platform. To date we have not located appropriate staff to further develop this project.

Present stage of development

We have spent a total of $6,000 on research and development activities since our inception. Our former chief technology officer and one of our former directors, Kun Chi Wang, completed a prototype set of software algorithms that will form the basis of our proposed voice interface software platform. However, we have not yet completed the development of our voice interface software platform. We need to hire new software engineers with special skills in order to achieve this target.

To remain competitive in the voice interface software industry, we must continue to develop highly accurate and efficient speech recognition, natural language understanding and voice authentication technologies. Our current technologies are based on the initial research activities conducted by Kun Chi Wang. The cost of our research and development activities are not borne by customers since we will not have any customers, if any, until the completion of the marketing and development of our voice interface software platform. We will need to either raise funds from investors or borrow from existing directors to cover our projected research and development expenses.

Skilled Management Team

We had hoped to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus, but we have been unable to do so to date. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets is necessary to allow us to build market share more effectively than a company with inexperienced management. Currently we have no employees capable of carrying out our business plan. We will need to hire a skilled software engineer if we are to carry on with our business. Our management is currently assessing other business opportunities.

Plan of Operations

For the three month period ended September 30, 2005 we generated no revenue. The total operating expenses for the three month period ended September 30, 2005 were $20,742. Out of these expenses, professional fees paid/accrued to our independent auditors and legal counsel were $20,040. Registration, filing and transfer agent fees totalled $603 and bank charges/interest totalled $99. Our cash on hand for the three month period ended September 30, 2005 decreased to $238 from $254 as at June 30, 2005. We continued to use our cash on hand to fund our ongoing expenses.

As at September 30, 2005, we had a cash position of $238 and a working capital deficit of $27,500. We do not have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, for the balance of the fiscal year. We need to raise additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are arranged.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to obtain additional capital through the sale of our common stock or other securities. Ultimately, we need to generate revenues and attain profitable operations.

Cash Requirements

Our primary objective in the next twelve months will be to review potential business opportunities, and perform due diligence on those that appear promising.

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

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice, due diligence and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $50,000; and

•	Due diligence expenses, including travel, as a result of reviewing potential opportunities. We estimate that due diligence expenses for the next twelve months will be approximately $25,000.

Employees

As of the date of this quarterly report we have only one employee, Gary Musil, our president, secretary, treasurer and director. We have not entered into any formal employment or consulting agreement with our director and executive officer. Over the twelve months ending September 30, 2006, we anticipate an increase in the number of employees we retain only if we raise sufficient funds to carry out our business plan or otherwise identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee, which may be established in the future. Directors are entitled to be reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any directors undertaking any special services on behalf of Logicom other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up software development company for the next twelve months. We have cash in the amount of $238 as at September 30, 2005. This amount will not be enough to support our operations. We need to raise additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. In the course of developing our voice interface software platform, we may:

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

We were incorporated in January, 2004 and only just recently commenced development of our first and only voice interface software platform. We have not realized any revenues to date. We have no operating history as a software development company or at all upon which an evaluation of our future success or failure can be made. Our net loss since inception is $108,415. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our ability to successfully develop and to eventually produce and sell our voice interface software platform or any other potential business to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal and if this occurs then we will not be able to pay the development and marketing costs in respect of our voice interface software platform and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary financing. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts required we will not have any money that we require for the development and marketing of our voice interface software platform and we may go out of business.

If we are unable to complete the development of our voice interface software platform and sell our voice interface software platform if and when it is completed we will not be able to generate revenues and you will lose your investment.

We have not completed the development of our voice interface software platform and we have no contracts for the sale of our voice interface software platform if and when its development is completed. We have no employees who are capable of completing our software platform. The success of our proposed business will depend on its completion and the acceptance of our products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. Our voice interface software platform and any other software programs we develop may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. If our voice interface software platform and any other software programs that we develop are not accepted by the computer technology industry our proposed business will fail.

Our voice interface software platform is not protected by any trademarks, patents and/or other intellectual property registrations; accordingly, if we are unable to protect our intellectual property rights, our proposed business will fail.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our eight software programs. At present we have a non-disclosure agreement with our sole employee to protect our technology. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

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

The primary source of revenues for our business will be the licence fees paid by business enterprises for the use of our proposed voice interface software platform. We may also receive compensation for professional services such as design and development of application based on our proposed software platform and integration services. These business enterprises will in turn sell their final products to the consumers. Currently we have no distribution or purchase agreements with any resellers or distributors.

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

If we are not able to raise additional funds and hire more employees as will be required, we may not be able to continue and/or expand our proposed business plan.

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

As a result of all of our assets being located outside the United States and our director and officer is a resident of a country other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our director and officer is a resident of a country other than the United States, and all or a substantial portion of such person’s assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on August 8, 2005
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gary Musil
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

November 2, 2005