Form 10QSB
period 2005-12-31
Logicom Inc.
filed 2006-02-17
CIK 1300744

- 1 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,418,188 common shares issued and outstanding as of February 1, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X ]	No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

LOGICOM, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

DECEMBER 31, 2005

LOGICOM, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	December 31, 2005	March 31, 2005

ASSETS

Current
Cash	$445	$27,826
Prepaids	1,200	-
Promissory note receivable (Note 3)	150,000	-

	151,645	27,826
Investment acquisition cost – Note 9	9,880	-

Total assets	$161,525	$27,826

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$24,999	$31,463
Loan payable (Note 4)	33,293	-
Due to related parties (Note 5)	-	30,699
Convertible debenture (Note 6)	150,000	-

	208,292	62,162

Stockholders'deficiency
Common stock
Authorized
436,363,650 shares, par value of $0.001
Issued
19,418,188 common shares (March 31, 2005: 19,418,188)	19,418	19,418
Additional paid-in capital	61,781	31,082
Accumulated other comprehensive loss	(272)	(202)
Deficit accumulated during the development stage	(127,694)	(84,634)

Total stockholders’ deficiency	(46,767)	(34,336)

Total liabilities and stockholders’ deficiency	$161,525	$27,826

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004	January 23, 2004 (Date of Inception) to December 31, 2005

EXPENSES
Accounting and audit	$4,000	$1,223	$6,217	$3,719	$14,080
Bank charges and interest	70	17	174	76	320
Consulting fees	-	-	-	6,000	31,000
Legal fees	13,786	2,758	38,654	13,065	71,820
Office and related	28	-	28	-	270
Registration, filing and transfer agent fees	1,395	205	2,784	1,932	12,106
Website design and maintenance	-	-	-	-	2,895

Net loss before other items	(19,279)	(4,203)	(47,857)	(24,792)	(132,491)

OTHER ITEMS
Gain on settlement of accounts payable	-	-	4,797	-	4,797

Net loss for the period	(19,279)	(4,203)	(43,060)	(24,792)	(127,694)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	12	(27)	(70)	(69)	(272)

Comprehensive loss	$(19,267)	$(4,230)	$(43,130)	$(24,861)	$(127,966)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	19,418,188	19,418,188	19,418,188	19,418,188

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

					Deficit Accumulated
				Other	During the
	Common	Stock	Additional Paid in	Comprehensive	Development
	*Shares	Amount*	Capital	Income	Stage	Total

Balance, January 23, 2004 (date of inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.002 per share, February 2004	19,418,188	19,418	25,082	-	-	44,500

Other comprehensive loss for the period	-	-	-	(41)	-	(41)

Net loss for the period	-	-	-	-	(7,588)	(7,588)

Balance, March 31, 2004	19,418,188	19,418	25,082	(41)	(7,588)	36,871

Consulting services contributed by a director	-	-	6,000	-	-	6,000

Other comprehensive loss for the period	-	-	-	(161)	-	(161)

Net loss for the year	-	-	-	-	(77,046)	(77,046)

Balance, March 31, 2005	19,418,188	19,418	31,082	(202)	(84,634)	(34,336)

Other comprehensive loss for the period	-	-	-	(70)	-	(70)

Gain on forgiveness of due to related party	-	-	30,699	-	-	30,699

Net loss for the period	-	-	-	-	(43,060)	(43,060)

Balance, December 31, 2005	19,418,188	$ 19,418	$ 61,781	$ (272)	$ (127,694)	$ (46,767)

*

The common stock issued, the par value of common stock and additional paid-in capital has been retroactively restated to reflect a forward stock split of 8.727273 new shares for one old share effective December 16, 2005.

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Nine months ended December 31, 2005	Nine months ended December 31, 2004	January 23, 2004 (Date of Inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(43,060)	$(24,792)	$(127,694)
Non-cash consulting fees	-	6,000	6,000
Gain on settlement of accounts payable	(4,797)	-	(4,797)

Adjustments to reconcile net loss to net cash used in operating activities
Prepaids	(1,200)	-	(1,200)
Accounts payable and accrued liabilities	(1,667)	(1,295)	29,796
Due to related party	-	-	30,699

Net cash used in operating activities	(60,604)	(20,087)	(77,076)

CASH FLOWS FROM INVESTING ACTIVITY
Promissory note receivable	(150,000)	-	(150,000)
Investment acquisition cost	(9,880)	-	(9,880)

Net cash used in investing activity	(159,880)	-	(159,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	150,000	-	150,000
Loan payable	33,293	1,500	33,293
Issuance of common shares	-	-	44,500

Net cash provided by financing activities	183,293	1,500	227,793

Effect of exchange rate changes on cash	(70)	(69)	(272)

Increase (decrease) in cash during the period	(27,381)	(18,656)	445

Cash, beginning of period	27,826	41,235	-

Cash, end of period	$445	$22,579	$445

The accompanying notes are an integral part of these financial statements.

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

DECEMBER 31, 2005

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

Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company is in the development stage. Since its formation, it has not yet realized any revenues from its planned operations. The Company originally intended to develop, market and support a voice interface software platform that would make the information and services of enterprises, telecommunications networks and the internet accessible from any telephone. However, the Company’s chief software designer resigned July 4, 2005 and the Company has not found a replacement. The Company entered into a share exchange agreement with the shareholders of Skin Shoes, Inc., on November 2, 2005 (see the discussion at Note 9 below). Upon entering into this share exchange agreement, the Company’s management decided to postpone any further decisions with respect to its proposed voice interface software platform until after completion of its transactions with the shareholders of Skin Shoes, Inc.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $127,694 since its inception, has a working capital deficiency of $56,647 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

DECEMBER 31, 2005

3.	PROMISSORY NOTE RECEIVABLE

This promissory note is secured by a general security agreement pledging all of the assets of Skin Shoes, Inc. This note bears interest at a rate of 5% per annum, payable monthly in arrears, commencing February 1, 2006. The note is due and payable on demand, provided the Company may not make demand until the earlier of the date of (a) completion of the transactions contemplated in the share exchange agreement or (b) termination of said agreement (Note 9).

4.	LOAN PAYABLE

The loan payable is unsecured, non-interest bearing, and has no specific terms of repayment.

5.	DUE TO RELATED PARTIES

During the period, the amounts due to related parties were forgiven by the related parties (see Note 8).

6.	CONVERTIBLE DEBENTURE

On November 2, 2005, the Company issued a convertible debenture in the amount of $150,000 pursuant to a subscription agreement dated November 2, 2005. The debenture bears interest at 5% per annum and is due January 31, 2006. The convertible debenture is convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one common share of the Company and one share purchase warrant, either (a) automatically, upon the completion of the share exchange transaction with the stockholders of Skin Shoes Inc. or (b) at any time, upon election of the holder. Each share purchase warrant issued upon conversion of the convertible debenture will be exercisable for a period of three years from the date of issue at an exercise price of $1.00 per share.

7.	CAPITAL STOCK

On August 8, 2005, the Company increased the authorized capital stock from 25,000,000 to 50,000,000 common shares with a par value of $0.001

Effective December 16, 2005, the Company completed a 1 for 8.727273 forward stock split where each share of common stock that was issued and outstanding immediately prior to the forward stock split was automatically combined into and became 8.727273 shares of common stock.

LOGICOM, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

(Unaudited)

DECEMBER 31, 2005

7.	CAPITAL STOCK (cont’d.....)

The number of issued and outstanding shares of common stock prior to the forward stock split was 2,225,000 and after giving effect to the forward stock split, it is 19,418,188. The forward stock split also changed the number of authorized shares of common stock from 50,000,000 shares to 436,363,650 shares.

8.	NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended December 31, 2005, the amount due from related parties of $30,699 was forgiven. This resulted in a contribution to additional paid in capital. This transaction has been excluded from the statements of cash flows.

9.	SHARE EXCHANGE AGREEMENT

The Company has entered into a share exchange agreement dated November 2, 2005 and amended February 1, 2006 with all of the stockholders of Skin Shoes Inc., a Delaware corporation, whereby the Company has agreed to:

•

repurchase all of the common shares of the Company owned by a shareholder (“shareholder”) for the sum of $100,000 (after the split referred to in Note 7 above, the shareholder owns 7,418,182 common shares of the Company);

•

effect a stock split which will result in the current shareholders of the Company, after adjustment for the repurchase of the shareholder’s shares, holding an aggregate of approximately 12,000,000 common shares (this split was effected December 16, 2005 – see Note 7 above);

•

issue to the stockholders of Skin Shoes Inc., at the closing of the share exchange transaction, up to approximately 19,404,000 common shares of the Company in exchange for all of the issued and outstanding shares of Skin Shoes Inc. (of these 19,404,00 common shares, 1,404,000 are subject to a ‘claw-back’ depending on the number of share purchase warrants that are exercised within a period of 30 months following the closing of the share exchange transaction);

•

assume, at the closing of the share exchange transaction, Skin Shoes Inc.’s 2005 Incentive Plan and certain stock option agreements entered into between Skin Shoes Inc. and certain persons who have already received stock options from Skin Shoes Inc. pursuant to its 2005 Incentive Plan.; and

•

lend to Skin Shoes Inc., within two business days after execution of the share exchange agreement, the sum of $150,000 to be evidenced by a promissory note and secured by a general security agreement pledging all of the assets of Skin Shoes Inc. as security for the loan (this loan was made on November 3, 2005).

•

enter into an employment agreement with the new President of the Company for a term of 3 years and a base salary of $150,000. An incentive bonus plan will also be implemented. The Company will also pay up to $20,000 to cover moving and relocation expenses of the President and his family.

In addition, the share exchange agreement contemplates that the Company will effect two or more private placement transactions in which the Company will raise up to an aggregate of $2,600,000.

As at December 31, 2005, the share exchange agreement had not yet been completed.

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

Overview

We were incorporated in the state of Nevada on January 23, 2004. We had planned to develop, market and support a voice interface software platform for the Chinese languages to serve as a standard set of software that would allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. After the resignation of our chief software engineer Mr. Kun Chi Wang on July 4, 2005, we determined that we were not likely to be successful in this business unless we replaced Mr. Wang and we began both to search for a replacement and to assess other business opportunities at that time.

Background

We had planned to develop, market and support our voice interface software platform for the Chinese languages because our former chief technology officer and one of our former directors, Mr. Kun Chi Wang, had been conducting research in this area since 1998, before he joined our company. We had hoped that our voice interface software platform would serve as a platform for other software programmers and engineers to develop voice interface applications for the Chinese languages. However, with Mr. Wang’s resignation on July 4, 2005, we realized that we would need to hire another software engineer with similar experience and we have not been able to do so to date. Our platform was to consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication functions. Speech recognition function enables a device to recognize what a person says. Natural language understanding function enables a device to derive the meaning of what a speaker said. Voice authentication function enables a device to verify the identity of a speaker based on the unique qualities of his or her voice. We also had planned to offer a software developer's toolkit and software components to enable our customers and other software programmers to develop voice user interface applications that use our software platform. To date we have not located appropriate staff to further develop this project.

During the later part of the summer and the early fall of 2005 we became aware of a business opportunity presented by the skin shoes technology and we began to consider and discuss the possibility of a business combination between our company and the shareholders of the skin shoes company. These discussions resulted in our entering into a share exchange agreement with the shareholders of Skin Shoes, Inc., on November 3, 2005 (see the discussion, below). Upon our entering into this share exchange agreement, our management decided to postpone any further decisions with respect to our proposed voice interface software platform until after we had completed our transactions with the shareholders of Skin Shoes, Inc.

Present stage of development

We have spent a total of $6,000 on research and development activities since our inception. Our former chief technology officer and one of our former directors, Kun Chi Wang, completed a prototype set of software algorithms that would form the basis of our proposed voice interface software platform. However, we have not yet completed the development of our voice interface software platform and Mr. Wang has resigned. We would need to hire new software engineers with special skills in order to achieve this target.

To remain competitive in the voice interface software industry, we would need to continue to develop highly accurate and efficient speech recognition, natural language understanding and voice authentication technologies. Our current technologies are based on the initial research activities conducted by Kun Chi Wang. The cost of our research and development activities are not borne by customers since we will not have any customers, if any, until the completion of the marketing and development of our voice interface software platform. If we were able to replace Mr. Kun Chi Wang, which appears unlikely at this time, we would need to either raise funds from investors or borrow funds from existing directors to cover our projected research and development expenses.

Skilled Management Team

We had hoped to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus, but we have been unable to do so to date. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets is necessary to allow us to build market share more effectively than a company with inexperienced management. Currently we have no employees capable of carrying out our business plan. We would need to hire a skilled software engineer if we were to carry on with our business. Because of this, our management is currently assessing other business opportunities.

Share Exchange Agreement

On November 3, 2005, we entered into a Share Exchange Agreement dated November 2, 2005, with Mage Capital LLC, Mark Klein, Geoffrey Dubey, Joshua Hermelin, Tamar Dessou Tzafrir, Idan Miller, Nimrod Mai, Larry Joffe, Roni Sapir-Haim, Ilan Kottler, Daniel Zerah and Michael J. Rosenthal, being all of the stockholders of Skin Shoes, Inc., a Delaware corporation, and with Skin Shoes, Inc. On February 1, 2006, we amended this Share Exchange Agreement. As amended, the Share Exchange Agreement provides that we:

•

repurchase all of the common shares of our company currently owned by Mr. Wayne Weaver for the sum of $100,000 (after the stock split effective December 16, 2005, Mr. Weaver currently owns 7,418,182 common shares in the capital of our company);

•

effect a stock split that would result in the current stockholders of our company, after adjustment for the repurchase of Mr. Weaver’s shares, holding an aggregate of approximately 12,000,000 common shares (this stock split was effected on December 16, 2005 on a 8.727273 for one basis);

•	issue to the stockholders of Skin Shoes, Inc., at the closing of our Share Exchange transaction, approximately 19,404,000 common shares of our company in exchange for all of the issued and outstanding shares of Skin Shoes, Inc. (of these 19,404,000 common shares, 1,404,000 are subject to a ‘claw-back’ depending on the number of share purchase warrants that are exercised within a period of 30 months following the closing of the share exchange transaction);

•

assume, at the closing of our Share Exchange transaction, Skin Shoes, Inc.’s 2005 Incentive Plan and certain stock option agreements entered into between Skin Shoes, Inc. and certain persons who have already received stock options from Skin Shoes, Inc. pursuant to its 2005 Incentive Plan;

•

appoint Mr. Mark Klein, the current President of Skin Shoes, Inc., to the office of President of our company, and accept the resignation of Mr. Gary Musil, our current President, from that office, effective at the closing of the Share Exchange transaction;

•

increase the number of directors of our company to five and elect as directors of our company at the completion of the Share Exchange transaction, all four of the current directors of Skin Shoes, Inc. (namely, Mr. Klein, Mr. Hochberg, Mr. Reimer and Mr. Rosenthal); and

•

lend to Skin Shoes, Inc., within two business days after execution of the Share Exchange Agreement, the sum of $150,000 to be evidenced by a promissory note and secured by a general security agreement pledging all of the assets of Skin Shoes, Inc. as security for the loan.

In addition, the Share Exchange Agreement contemplates that we will effect two or more private placement transactions in which we will raise up to an aggregate of $2,600,000, from which we will source the proceeds of the $150,000 loan to Skin Shoes, Inc. and the repurchase of Mr. Weaver’s common shares in our company.

As required by the terms of the Share Exchange Agreement, on November 2, 2005, we effected the first of two private placements in an offshore transaction whereby we sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture is convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one common share of our company and one share purchase warrant, either (a) automatically, upon the completion of our Share Exchange transaction with the stockholders of Skin Shoes, Inc. or (b) at any time, upon election of the holder. The share purchase warrants that may be issued upon conversion of the convertible debenture will be exercisable for a period of thirty months from the date of issue at an exercise price of $1.00.

Also as required by the terms of the Share Exchange Agreement we effected a 1-for-8.727273 forward stock split of our company’s issued and outstanding common stock, effective 9 a.m., Eastern Standard Time, on December 16, 2005. As a result of the forward stock split, each share of our common stock that was issued and outstanding immediately prior to the forward stock split was automatically combined into and became 8.727273 shares of common stock. No fractional shares were issued in connection with the forward stock split. Stockholders entitled to receive a fraction of a share equal to or greater than 0.5 received one whole share and stockholders entitled to receive a fraction of a share less than 0.5 forfeited such entitlement.

The number of issued and outstanding shares of our common stock prior to the forward stock split was 2,225,000 and now, after giving effect to the forward stock split, it is 19,418,188. The forward stock split also changed the number of authorized shares of common stock from 50,000,000 shares to 436,363,650 shares.

As of February 13, 2006, we have not yet closed the transaction with Skin Shoes LLC.

Plan of Operations

For the three month period ended December 31, 2005 we generated no revenue. The total operating expenses for the three month period ended December 31, 2005 were $29,159. Out of these expenses, professional fees paid/accrued to our independent auditors and legal counsel were $27,666. Registration, filing and transfer agent fees totalled $1,395, bank charges/interest totalled $70 and office and related totalled $28. Our cash on hand for the three month period ended December 31, 2005 increased to $445 from $238 as at September 30, 2005. We continued to use our cash on hand to fund our ongoing expenses.

As at December 31, 2005, we had a cash position of $445 and a working capital deficit of $56,647. We do not have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, for the balance of the fiscal year. We need to raise additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are arranged.

During the quarter ended December 31, 2005 we received a loan of $33,293 from an arm’s length party. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to obtain additional capital through the sale of our common stock or other securities. Ultimately, we need to generate revenues and attain profitable operations.

Cash Requirements

Our primary objective in the next twelve months will be to complete the share exchange transaction with the current shareholders of Skin Shoes, Inc. pursuant to the terms of our share exchange agreement with them [see discussion at page 11].

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

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice, due diligence and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $50,000; and

•

Due diligence expenses, including travel, as a result of reviewing potential opportunities if our share exchange transaction with the Skin Shoes shareholders is not completed. We estimate that these due diligence expenses for the next twelve months would be approximately $25,000.

Employees

As of the date of this quarterly report we have only one employee, Gary Musil, our president, secretary, treasurer and director. We have not entered into any formal employment or consulting agreement with Mr. Musil. At the time of and as a result of the completion of the share exchange under the Share Exchange Agreement, Mark Klein, Stephen Hochberg, Steve Reimer and Michael J. Rosenthal are to be appointed to our board of directors. In addition, Mark Klein will also be appointed as our President, Secretary and Treasurer and Michael J. Rosenthal will serve as our Chairman. At the same time, Mr. Gary Musil will resign from all of his offices with our company, including the office of President, though he will remain on our board of directors. We intend to appoint the new directors and officers on or after the day that we close this transaction.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the period ended December 31, 2005.

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

Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may not be able to identify a suitable business opportunity or enter into a suitable business operation.

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $137,574 since inception through the nine month period ending December 31, 2005.

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

The loss of our present director and officer would affect our ability to identify a suitable business opportunity or enter into a suitable business operation.

Although our present officer and director is not key to our continuing operations, we rely upon the continued service and performance of this officer and director, and our future success depends on the retention of this person, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, our officer and director is not bound by employment agreements, and as a result, he could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in all sectors is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire.

We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We have no operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in January, 2004 and have no operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

We have not generated any revenues and our ability to generate revenues is uncertain.

We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $137,574 from inception to December 31, 2005. At this time, our ability to generate any revenues is uncertain.

There is no assurance that we will successfully locate business opportunities which have established operating histories.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

Although we have entered into an agreement in place with Skin Shoes LLC, there can be no assurance that we will be able to successfully close the transaction.

Although we have entered into an agreement with Skin Shoes LLC, there can be no assurance that we will successfully complete the transaction. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations.

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

The requirement of audited financial statements may disqualify a potential business opportunity or combination.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2005, we sold one convertible debenture in a private placement to one offshore investor pursuant to a subscription agreement dated November 2, 2005. This convertible debenture, which is in the face amount of $150,000, is convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one common share of the Company and one share purchase warrant, either (a) automatically, upon the completion of the share exchange transaction with the stockholders of Skin Shoes Inc. or (b) at any time, upon election of the holder. The share purchase warrants that may be issued upon conversion of the convertible debenture will be exercisable for a period of three years from the date of issue at an exercise price of $1.00.

On November 8, 2005, we issued a promissory note to one offshore investor evidencing a loan in the amount of $33,293 (Canadian $39,990). The note is unsecured, does not bear interest, is not convertible into securities of our company and has no specific terms for repayment.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on August 8, 2005 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 3, 2005)

3.4	Certificate of Change filed with the Secretary of State of Nevada on December 7, 2005 (Incorporated by reference from our Current Report on Form 8-K filed on December 19, 2005)
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 1, 2004)
(10)	Material Contracts
10.1	Share Exchange Agreement dated November 2, 2005 with all of the stockholders of Skin Shoes Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2005)
10.2	Subscription Agreement dated November 2, 2005 with La Hougue Financial Management Ltd. (Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2005)
10.3	5% Convertible Debenture dated November 2, 2005 with La Hougue Financial Management Limited (Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2005)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gary Musil
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

February 17, 2006