Form 10QSB
period 2006-03-31
SKINS INC.
filed 2006-06-02
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-19562

SKINS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

54 West 21st Street, #705 New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 255-1777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 34,526,006 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 30, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	2

	Consolidated Statement Stockholders' Equity for the Year ended December 31, 2005, the three months ended March 31, 2006 and the period from Inception (May 18, 2004) to December 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005, and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION		28

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	29

SIGNATURES		30

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,019,139
Prepaid expenses	35,884
Total current assets	2,055,023

Property and equipment, net (Note 3)	3,182
Patent costs, net (Note 4)	60,407
Total Assets	$2,118,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$440,456
Related party payable	2,080
Total current liabilities	442,536

Commitments and Contingencies (Note 6)

Stockholders' Equity
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,404,006 shares issued and outstanding at March 31, 2006	34,404
Additional paid in capital	2,966,101
Deficit accumulated in the development stage	(1,324,429)
Total stockholders' equity	1,676,076

Total Liabilities & Stockholders' Equity	$2,118,612

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31, 2006
	2006	2005
Revenue	$-	$-	$-

Operating expenses:

Design and development	34,289	42,424	173,080

Selling, general and administrative	366,554	37,081	1,147,351

Total operating expenses	400,843	79,505	1,320,431

Operating Loss	(400,843)	(79,505)	(1,320,431)

Unrealized gain/(loss) on derivative instruments	20,589	-	-
Interest income	1,268	-	1,268
Interest expense	(931)	(667)	(5,266)

Net loss	$(379,917)	$(80,172)	$(1,324,429)

Loss per share - basic and diluted	$(0.02)	$-

Weighted average number of common shares outstanding - basic and diluted	19,950,001	18,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SKIN SHOES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL AND
STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Members' Capital	Deficit Accumulated During the Development Stage	Total Members’ Capital and Stockholders’ Equity (Deficit)
	Shares	Amounts
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$-	$(32,312)	$-	$(32,312)
Capital contribution on June 1, 2004 for 5.3 units				10,000		10,000
Capital contribution on July 2, 2004 for 5.3 units				10,000		10,000
Capital contribution on August 4, 2004 for 10.6 units				20,000		20,000
Capital contribution on August 10, 2004 for 10.6 units				20,000		20,000
Capital contribution on December 1, 2004 for 46.3 units				87,500		87,500
Capital contribution on December 30, 2004 for .8 units				1,500		1,500
Capital contribution on December 31, 2004 for 21.2 units				40,000		40,000
Net Loss		-	-	-	(152,706)	(152,706)

Balances at December 31, 2004		-	-	156,688	(152,706)	3,982

Issuance of 93 shares of common stock in exchange for members' interests on October 20, 2005	93	-	156,688	(156,688)	-	-
7 shares of Common stock issued for services on October 20, 2005	7	-	6	-	-	6
Stock options granted and vested for consulting services		-	375,000			375,000
Fair value of derivative instruments		-	(411,780)		-	(411,780)
Net Loss		-	-	-	(791,806)	(791,806)

Balances at December 31, 2005	100	-	119,914	-	(944,512)	(824,598)

Exchange of Skins Footwear, Inc. shares for Skins Inc. shares	(100)					-
Exchange of Skins Footwear, Inc. shares for Skins Inc. shares	19,404,000	19,404	(19,404)			-
Skins Inc. net assets assumed	22,239,616	22,239	2,340,314			2,362,553
Conversion of convertible debenture	178,572	179	149,821			150,000
Acquisition and retirement of treasury stock on March 20, 2006	(7,418,182)	(7,418)	(92,582)			(100,000)
Reversal of derivative liability			411,780			411,780
Stock options vested for consulting services			56,258			56,258
Net Loss					(379,917)	(379,917)
Balances at March 31, 2006	34,404,006	$34,404	$2,966,101	$-	$(1,324,429)	$1,676,076

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31, 2006
	2006	2005
Cash flows used in operating activities:
Net loss from operations	$(379,917)	$(80,172)	$(1,324,429)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	371	371	2,294
Amortization	817	592	4,275
Issuance of common stock for consulting services	-	-	6
Stock options granted and vested for consulting services	56,258	-	431,258
Unrealized gain on derivative instruments	(20,589)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(34,793)	-	(34,793)
Accounts payable and accrued expenses	177,268	42,733	424,639
Net cash used in operating activities	(200,585)	(36,476)	(496,750)
Cash flows used in investing activities:
Purchases of property and equipment	-	-	(3,498)
Patent Costs	-	(1,388)	(56,231)
Cash assumed in connection with reverse acquisition	2,361,462		2,361,462
Net cash provided by/(used in) investing activities	2,361,462	(1,388)	2,301,733
Cash flows provided by/(used in) financing activities:
Proceeds received from/(payments made to) related parties	(78,271)	24,931	(24,844)
Capital contributions	-	-	189,000
Purchase of treasury stock	(100,000)	-	(100,000)
Proceeds from note payable	-	-	150,000
Net cash provided by/(used in) financing activities:	(178,271)	24,931	214,156
Net increase/(decrease) in cash and cash equivalents	1,982,606	(12,933)	2,019,139
Cash and cash equivalents at beginning of period	36,533	20,982	-
Cash and cash equivalents at end of period	$2,019,139	$8,049	$2,019,139

Supplemental Schedule of Non-Cash Investing and Financing Activities:

On May 18, 2004 the Company received net liabilities from a predecessor entity totaling	-	-	(32,312)

Fair value of derivative instruments	-	-	(411,780)

Stock options granted and vested for consulting services	56,258	-	431,258

Net assets assumed from reverse acquisition on March 20, 2006, net of cash of $2,361,462	1,091	-	1,091

Conversion of convertible debenture, assumed from reverse acquisition, to common stock	150,000	-	150,000

Exchange of common stock shares from reverse Acquisition	19,404	-	19,404

Reversal of derivative liability	411,780	-	411,780

The accompanying notes are an integral part of the consolidated financial statements.

Skins Inc. and Subsidiary
Notes to Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS

Basis of presentation, organization and other matters

On March 20, 2006 Logicom Inc. (“Logicom”), acquired all of the outstanding capital stock of Skins Footwear Inc. (formerly known as Skin Shoes, Inc.) (“Skins Footwear”). Skins Footwear thereupon became a wholly owned subsidiary of Logicom. The business of Skins Footwear is the only business of Logicom.

Logicom was incorporated in the State of Nevada on January 23, 2004. Logicom was in the development stage since its formation and it had not realized any revenues from its planned operations. Logicom originally intended to develop, market and support a voice interface software platform that may make the information and services of enterprises, telecommunications networks and the Internet accessible from telephone. Logicom’s chief software designer resigned July 4, 2005. Logicom entered into a share exchange agreement with all of the shareholders of Skins Footwear, a privately held development stage footwear company, on November 2, 2005.

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skin Shoes, Inc. as a wholly owned subsidiary and merged with and into Skin Shoes, Inc. on October 20, 2005, resulting in Skin Shoes, Inc. becoming the surviving Delaware corporation and the limited liability company ceasing to exist.

On April 10, 2006, Logicom changed its corporate name to Skins Inc. (the “Company”) and Skins Shoes, Inc. changed its corporate name to Skins Footwear Inc. (“Skins Footwear”).

The acquisition of Skins Footwear by the Company was accounted for as a reverse acquisition that occurred on March 20, 2006. The reverse acquisition was the merger of a private operating company (Skins Footwear) into a non-operating public shell corporation (the Company) with nominal net assets and as such is a capital transaction in substance, rather than a business combination. As a result no Goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition financial statements of Skins Footwear are treated as the historical financial statements of the consolidated companies.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2006.

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men’s and women’s footwear. The Company’s primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital.

Skins Inc. and Subsidiary
Notes to Financial Statements

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2006, the Company has no established source of revenues and has accumulated losses of approximately $1,324,000 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Skins Footwear. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions. At various times throughout the years, the Company’s cash balances exceeded FDIC insurance limits.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

        Equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging between three and five years.

Patent Costs

     Costs associated with the development and filing of patent applications are capitalized and amortized over the useful life of 20 years, using the straight-line method.

Design and Development

     Costs to develop the Company’s products are expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.” These costs include research, related overhead expenses, including salaries and other personnel related expenses, travel costs, supplies and depreciation of equipment.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Skins Inc. and Subsidiary
Notes to Financial Statements

Estimated Fair Value of Financial Instruments

       The Company’s financial instruments include cash, accounts payable and related party loans payable. Management believes the estimated fair value of cash and accounts payable at March 31, 2006 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of related party loans cannot be determined due to lack of similar instruments available to the Company.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2006, the Company had a full valuation allowance against its deferred tax assets.

Stock Options

     The Company has elected to adopt the intrinsic-value method of accounting for stock option issued to employees under SFAS No. 123 (R), “Share Based Payment.” Options issued to non-employees are accounted for based on the fair value of the instrument at the date of grant and measured over the vesting period.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Because the Company had a loss from operations for the three month periods ended March 31, 2006 and 2005, respectively, inclusion of any options and warrants has an anti-dilutive effect on loss per share.

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

March 31, 2006

Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	2,411
5,476
Less accumulated depreciation	(2,294)

$3,182

Depreciation expense related to property and equipment was $371 for the three months ended March 31, 2006 and March 31, 2005.

Skins Inc. and Subsidiary
Notes to Financial Statements

NOTE 4: PATENT COSTS

The Company has applied for several patents. The Company has not been granted any patents. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value.

March 31 2006

Patent costs	$64,682

Less accumulated amortization	(4,275)

$60,407

Amortization expense related to patents was $817 and $592 for the three months ended March 31, 2006 and March 31, 2005, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $3,200 for each year.

NOTE 5: RELATED PARTY PAYABLES

As of March 31, 2006, there is a loan payable to a stockholder of the Company totaling $2,080 and accrued interest on this loan of $3,121. The proceeds from this loan were used to pay various operating expenses. Interest has been accrued at a rate of 5%. Interest expense for the three months ended March 31, 2006 on this loan was $147.

As of March 31, 2006 there are accrued expenses totaling $15,000 relating to consulting services provided by Mage, LLC, a stockholder in the Corporation. For the three months ended March 31, 2006 consulting expenses incurred to Mage, LLC was $25,368. A director of the Company is a principal of Mage, LLC.

As of March 31, 2006 the Company had outstanding 843,750 options previously granted to two members of the Board of Directors of the Company. The options are exercisable at $.80 cents per share.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company has entered into a buying agency and sourcing agreement dated December 7, 2005 and amended February 27, 2006 with Atsco Footwear, LLC in which Atsco will be responsible for sourcing, commercialization, and line review. The term of the agreement is for one year, beginning March 1, 2006, with an option to extend the agreement for an additional year under the same terms and conditions. It is agreed the Company will pay Atsco an 8% commission fee on all merchandise shipped to the Company under any order placed for the Company by Atsco or subsequently placed directly with a factory as a reorder unless the agreement is terminated. According to the agreement, the Company, beginning March 1, 2006, started paying commissions of $6,000 per month, to be adjusted to actual at the end of the first year of business on March 1, 2007.

The Company also entered into a design services agreement dated March 2, 2006, with an effective date of December 1, 2005, with Studio Dror, Inc. for a period of four months from the effective date. According to the agreement the Company agreed to pay Studio Dror a $5,000 monthly retainer, totaling $20,000 over the four month period, plus a fee of $1,000 for each and every deliverable the Company elected to use. Additionally, the Company agreed to pay a royalty of $0.50 cents on each and every licensed product that was sold in excess of 10,000 units, payable on a quarterly basis and continue to be paid after expiration or termination of the agreement. The Company has not realized any revenues to date therefore no royalty expenses or fees have been incurred. The agreement expired on March 31, 2006. The Company is using Studio Dror, Inc. on an as needed basis since the expiration of the agreement.

Skins Inc. and Subsidiary
Notes to Financial Statements

NOTE 7: SHARE EXCHANGE AGREEMENT

On March 20, 2006, the Company completed the transactions contemplated by the Share Exchange Agreement dated November 2, 2005 and amended February 1, 2006 with all of the stockholders of Skins Footwear whereby the Company:

•	Repurchased all of the common shares of the Company owned by a shareholder for the sum of $100,000 (the shareholder owned 7,418,182 common shares of the Company);

•
Issued to the stockholders of Skins Footwear, at the closing of the share exchange transaction, 19,404,000 common shares of the Company in exchange for all of the issued and outstanding shares of Skin Shoes Inc., (of these 19,404,000 common shares, 1,404,000 shares are held in escrow by the Company and are subject to partial and full return to the Company contingent upon the number of share purchase warrants exercised by investors in the Company within a period of 30 months following the closing of private placements and the share exchange transaction on March 20, 2006);

•
Assumed, at the closing of the share exchange transaction, Skins Footwear’s Incentive Plan and certain stock option agreements entered into between Skins Footwear and certain persons who have already received stock options from the Skins Footwear pursuant to its 2005 Incentive Plan;

•
Entered into an employment agreement with the new President of the Company for a term of 3 years and a base salary of $150,000. An incentive bonus plan will also be implemented. The Company will also pay up to $20,000 to cover moving and relocation expenses of the President and his family.

On March 20, 2006, immediately prior to the closing of the share exchange transaction, the Company closed a private placement of units to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of common stock of the Company and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the private placement for an aggregate of $2,370,000.

On November 2, 2005, the Company sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our share exchange transaction on March 20, 2006. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

On March 31, 2006 the Company had 34,404,006 outstanding shares of common stock, options to purchase 2,109,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock.

NOTE 8: STOCK OPTIONS

In October 2005, Skins Footwear’s Board of Directors approved the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan provides that the following types of awards may be granted under the 2005 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals, stock units and other stock-based awards, short-term cash incentive awards or any other award. Under the 2005 Plan, awards may be granted with respect to a maximum of 3,375,000 shares of Skins Footwear’s common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company.

On October 24, 2005 Skins Footwear granted the following individuals options under the 2005 Plan:

•	Two board members were granted 421,875 options each at an exercise price of $0.80 that vest ratably over a 36-month period.

•
Two consultants were granted 421,875 options each at an exercise price of $0.80 a share that vest ratably over a 36-month period. The valuation for the services provided by the consultant was based on the fair value of the option or $0.80 per share.

•
One consultant was granted 421,875 options at an exercise price of $0.80 that vested immediately for finder fee services. The valuation for the finder fee services provided by the consultant was based on the fair value of the option or $0.80 per share.

Skins Inc. and Subsidiary
Notes to Financial Statements

On March 16, 2006 as a result of the granting of options in excess of the authorized shares allowed, Skins Footwear canceled and re-adopted its 2005 Incentive Stock Plan. In connection thereof Skins Footwear increased its authorized shares to 4,000,000. Additionally, all options granted under the original plan were canceled and re-granted in accordance with the terms of the re-adopted 2005 Incentive Stock Option Plan.

As part of the Share Exchange Agreement, the Company assumed Skins Footwear’s 2005 Incentive Plan.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,109,375	$0.80

Outstanding, March 31, 2006	2,109,375	$0.80	9.6	$-

Exercisable, March 31, 2006	656,250	$0.80	9.6	$-

A summary of the status of the Company’s non-vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Intrinsic Value
Non-vested, January 1, 2006	1,593,750	$-
Granted	-	$-
Vested	140,625	$-
Non-vested, March 31, 2006	1,453,125	$-

As of March 31, 2006, there is no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. The Company has a policy of using authorized shares not previously issued to satisfy stock option exercises.

NOTE 9: SUBSEQUENT EVENT

On April 3, 2006, the Company entered into consulting agreements with two shareholders pursuant to which the Company agreed to issue 122,000 shares of its common stock in exchange for consulting services to be provided by the two shareholders over a two year term. The total consulting services are valued at $145,180 based upon the closing price of the Company's common stock of $1.19 per share on the date of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. With respect to this discussion, the terms “Skins,” “Company”, “we,” “us,” and “our” refer to Skins Inc. and our wholly-owned subsidiary, Skins Footwear Inc. This Management’s Discussion and Analysis or Plan of Operation describes the matters Skins considers to be important to understanding Skins’ history, technology, current position, financial condition and future plans. Our fiscal year begins on January 1 and ends on December 31.

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements, as a result of any of the factors set forth under the caption “Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward looking statements made by or on our behalf. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can not guarantee future results, levels of activity, performance or achievement.

HISTORY AND OVERVIEW

Skins Inc., the registrant, was incorporated in the state of Nevada on January 23, 2004. We had planned to develop, market and support a voice interface software platform for the Chinese languages to serve as a standard set of software that would allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. Our chief software engineer resigned in July 2005 and we determined that we were not likely to be successful in the software industry unless we were able to find a replacement. We began both to search for a replacement and to assess other business opportunities. We became aware of a business opportunity presented by an unaffiliated private company, Skins Footwear Inc., and we began to consider and discuss the possibility of a business combination between our company and the shareholders of Skins Footwear Inc.

On November 2, 2005, we entered into a Share Exchange Agreement with all of the stockholders of Skins Footwear Inc., a Delaware corporation, pursuant to which we agreed to acquire all of the issued and outstanding share capital of Skins Footwear in exchange for shares of our common stock. The exchange of the shares pursuant to the Share Exchange Agreement is herein referred to as the Share Exchange Transaction. The Share Exchange Agreement was amended on February 1, 2006. On March 20, 2006, the Share Exchange Transaction was completed, Skins Footwear became our wholly-owned subsidiary and our sole business operations became that of Skins Footwear.

In April 2006, we changed our corporate name from “Logicom Inc.” to “Skins Inc.” and we changed the name of our operating subsidiary from Skins Shoes, Inc. to Skins Footwear Inc. Skins Footwear Inc. was originally organized in May 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC and, in 2005, merged with Skins Footwear Inc., a Delaware corporation, whereby the corporation was the surviving entity.

DESCRIPTION OF THE COMPANY POST SHARE EXCHANGE

We are a development stage company. We have not yet realized any revenues from our planned operations. We intend to initially design, manufacture and market high quality men’s and women’s footwear. Our primary activities have been conducting research and development, performing business, strategic and financial planning, and raising capital.

We have designed and continue to develop an innovative footwear product - a two-part footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” This structure enables consumers to purchase one inner section and an multiple outer skins - resulting in multiple style variations from the same pair of inner section, with the same feel and fit despite the type of Skin being worn. The Skins product concept is patent pending.

We anticipate marketing our products via traditional footwear channels, non-traditional apparel channels, the Internet and other retail locations that traditionally do not have a footwear department. Due to the interchangeability of a Skin and a Bone, a consumer will know how the product will fit and feel once they own a Bone, allowing the customer to purchase a Skin from various venues without having to try on the product.

Our objective is to create a new attire concept that allows and encourages consumers to more frequently change their footwear - positioning the Skins concept between footwear and apparel. Our footwear will initially be designed with an active, youthful lifestyle in mind. We will initially design most of our styles to be fashionable and marketable to the 18- to 35-year old consumer, with consideration in the future to lines that will appeal to the broad cross-section of the population.

As of March 31, 2006, we had no established source of revenues and had accumulated losses of $1,324,129 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this prospectus do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be both in the form of equity financing from the sale of common shares and asset based financing or factoring.

Principal Terms of the Share Exchange

Pursuant to the terms of the Share Exchange Agreement, Skins:

•
provided a loan to Skins Footwear in the sum of $150,000 evidenced by a promissory note and secured by a general security agreement pledging all of the assets of Skins Footwear as security for the loan;

•	repurchased and canceled 7,418,182 shares of common stock of Skins owned by a major shareholder, Wayne Weaver, for the sum of $100,000;

•
effected a stock split that resulted in the shareholders of Skins, after adjustment for the repurchase of Mr. Weaver’s shares, holding an aggregate of 12,000,006 common shares prior to the closing of the Share Exchange Transaction;

•
issued to the stockholders of Skins Footwear, at the closing of the Share Exchange Transaction, 19,404,000 common shares of Skins in exchange for all of the issued and outstanding shares of Skins Footwear (of these 19,404,000 common shares, 1,404,000 shares are held in escrow by Skins and are subject to partial and full return to Skins contingent upon the number of share purchase warrants exercised by investors in Skins within a period of 30 months following the closing of private placements and the Share Exchange Transaction on March 20, 2006);

•
assumed, at the closing of the Share Exchange Transaction, Skins Footwear’s 2005 Incentive Plan and stock option agreements entered into between Skins Footwear and certain persons who have received stock options from Skins Footwear pursuant to its 2005 Incentive Plan;

•
appointed Mark Klein, the President of Skins Footwear, to the office of President and Chief Executive Officer of Skins and accepted the resignation of Gary Musil, Skins’ former President, from that office, effective at the closing of the Share Exchange Transaction; and

•
increased the number of directors of Skins to five and elected as directors of Skins at the completion of the Share Exchange Transaction all four of the current directors of Skins Footwear (i.e., Mark Klein, Michael J. Rosenthal, Stephen Hochberg and Steve Reimer).

The Share Exchange Transaction was completed on March 20, 2006.

The Private Placements

Skins, pursuant to the Share Exchange Agreement, effected two private placement transactions in which we sold a total of 3,000,000 units and raised an aggregate of $2,520,000. In the first private placement, which occurred on November 2, 2005, Skins sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our Share Exchange Transaction on March 20, 2006. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

In the second private placement, which occurred immediately prior to the closing of the Share Exchange Transaction on March 20, 2006, Skins closed a private placement of units to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of common stock of Skins and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the second private placement for an aggregate of $2,370,000. We agreed to register all of the securities issued pursuant to the first and second private placements.

Immediately after the closing of the Share Exchange Transaction and the private placements, we had 34,404,006 outstanding shares of common stock, options to purchase 2,109,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock.

Product and Technology

Management believes that the Skins concept has advantages that eliminate a large part of traditional footwear manufacturing - including the stretching, shaping and stiffening normally found in footwear construction. The engineering of the Bone and Skin allows for a pressure fit attachment, removing the need for any type of fasteners, like hooks, Velcro, or buttons. The Bone is an exact fit to its corresponding Skin in the same size, meaning that despite the type of Skin the consumer purchases, no matter the shape or style, the Skin will fit as long as it is the same size as the Bone.

The Skin by itself is a shapeless, thin material upper made from traditional materials found in shoemaking that has been stitched and glued to a hollowed-out from the inside outsole. The outsole is part of the actual Skin and changes accordingly with each new Skin design. The Skin cannot be worn on its own. Without the Bone, the Skin is fully collapsible, and offers no shape or support. As a result, traveling with multiple skins and a single Bone may be less difficult than packing multiple pairs of shoes.

The Bone represents the inner structure and support of the product. It is made up of an orthopedic midsole, a shock absorbent heel, a supporting heel counter and a protective toe box. The Bone was designed to be as minimalist and timeless as possible. It is designed to provide the consumer with fit and comfort, and such fit and comfort may be felt no matter which Skin is being worn. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own.

These two components of Skin and Bones, when combined, create a full shoe. Management believes that the key characteristics of the Skin and Bones are as follows:

•	Fully collapsible Skins, allowing for minimal room to store and pack numerous pairs;

•	The same fit and feel for every Skin purchased in the same size, no matter the style or function of the Skin; and

•	Interchangeable uppers, which allow the consumer to constantly switch Skins to match and correspond with their apparel and activity.

Patent Applications

We do not currently hold any patents. We have applied for a U.S. patent relating to its Modular Shoe System. We also filed international (PCT) Patent App. No. PCT/US04/33446 for its Modular Shoe System on October 7, 2004, for which we have filed national and regional entry applications in Canada, Australia, China (PRC), Japan, New Zealand, South Korea, the European Patent Office, the Russian Federation and Israel.

PLANNED OPERATIONS

Product Development

We will concentrate on our core design and development of the Skin and Bone product, while outsourcing the production requirements to third parties. Production requirements are currently being handled by the Atsco Footwear, LLC, our exclusive sourcing agent.

A fully developed men’s and women’s production Bone and Skins is estimated to be completed by August 2006. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested retail price of approximately $150. This first collection will have approximately eight Skins patterns per gender, with an average of four to five color and material selections per pattern for a total amount of 64 to 70 stock keeping units, and will be designed for the Fall/Winter season.

Our Skins are being designed by outsourced design firms we work with. They collaboratively put together the collection for men’s and women’s Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

Our products will then be sourced and commercialized by Atsco on our behalf, such as the design and material implementation and development for the Skins, Bones, packaging, and displays.

Sourcing

We have entered into a sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco Footwear will be the exclusive sourcing and development agent for us and will assist us in developing a fit-and-wear tested marketable product. Atsco is responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We will pay commissions to Atsco Footwear for its services under the agreement primarily based on merchandise sourced by Atsco Footwear and shipped to us. Our agreement with Atsco Footwear has a term of one year through February 2007 and may be extended at the option of either party for an additional year.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department and Internet retail locations via our marketing and branding efforts.

We will consider the children’s market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

Our current plan is to conduct a test distribution by mid-September in approximately ten nationwide retail stores. The test distribution will coincide with our commercial brand launch that will consist of marketing and promotional activities. This is to be followed by a modest rollout into a total of 40 retail stores by November for the 2006 holiday season and then 80 retail stores by March 2007 for the Spring/Summer 2007 collection. Our long-term anticipation is to be in 270 stores by August 2007.

We believe that the initial purchase order amount we can expect per retailer will be 96 pairs per gender at an average wholesale amount of $60 to $65 per pair of Skins.

Additional Projects

We recently hired Dennis Walker as our Vice President of Sales and we are searching for a Vice President of Finance. These individuals will assist in executing our product launches.

Product distribution, fulfillment and warehousing will be outsourced initially in an effort to keep our fixed overhead down.

We plan to launch a commercial website by the middle of September 2006 and will have a temporary site featuring corporate information by the beginning of June 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net revenues during the quarters ended March 31, 2006 and 2005 were nil. We are a development stage company and have not generated any revenues since the date of our inception in May 2004.

Our design and development expenses decreased $8,135 to $34,289 for the three months ended March 31, 2006, as compared to $42,424 for the same period in 2005. The primary reason for the decrease was because our primary focus for the three months ended March 31, 2006 was on capital raising and completion of the share exchange transaction. We have incurred a total of $173,080 in design and development expenses since our inception in May 2004.

Our selling, general and administrative expenses increased $329,473 to $366,554 for the three months ended March 31, 2006, as compared to $37,081 for the same period in 2005. The increase was primarily due to the legal, accounting and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, in addition to commencement of compensation to its chief executive officer and chairman of the board. We have incurred a total of $1,147,351 in selling, general and administrative expenses since our inception in May 2004.

Our net losses during the quarter ended March 31, 2006 were $379,917, or $0.02 per share, as compared to a net loss of $80,172, or $0.00 per share, during the quarter ended March 31, 2005. The increase in net loss is attributable primarily to the expense incurred in connection with the completion of the share exchange transaction. We have recorded net losses of $1,324,429 since our inception in May 2004.

Liquidity and Capital Resources

At March 31, 2006, we had $2,019,139 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities. We received net proceeds of $2,361,243 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

Net cash used in operating activities during the quarter ended March 31, 2006 was $200,585. We have had no revenues since our inception in May 2004. Operating expenditures in the current quarter primarily consisted of design and development, legal and accounting fees and salaries.

At March 31, 2006, we had 2,109,375 stock options and 3,000,000 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.80 per share. The outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, as at March 31, 2006, the outstanding options and warrants represented a total of 5,109,375 shares issuable for a maximum of approximately $4,687,500 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2006, we anticipate that we will need financing to enable us to meet our anticipated expenditures for the next 12 months.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-QSB, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-QSB. With respect to this discussion, the terms “Skins,”  “Company”, "we," "us," and "our" refer to the registrant, Skins Inc. and our wholly-owned subsidiary, Skins Footwear Inc.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with a limited operating history on which to evaluate our business.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue since our inception. Since our inception in May 2004, it has been our business plan is to design, develop, manufacture and distribute our sole product type—footwear with an interchangeable outer skin. Our Skins shoe product has yet to be introduced to the market and there is no guarantee that our product will be able to generate any significant revenues. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in design and manufacturing and possible cost overruns.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

Skins Footwear has yet to initiate sales or demonstrate that it can generate sufficient sales to become profitable. Skins Footwear incurred significant net losses since its inception in May 2004, including a net loss of $791,806 and $152,706 for the years ended December 31, 2005 and 2004, respectively and a net loss of $281,914 for the three months ended March 31, 2006. As of March 31, 2006, Skins Footwear had an accumulated deficit of approximately $1,226,426. Pursuant to our share exchange transaction in March 2006, our sole operations became that of Skins Footwear. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

We conducted a private placement of equity in March 2006 with approximately $2,261,243 million in net proceeds. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2005 relative to our ability to continue as a going concern. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our business is based on a single unproven and undeveloped product, and we may not be able to generate significant revenue if our product fails.

We are a development stage company with no current line of products. Our business and ability to generate revenue will depend on our ability to successfully develop and commercialize our only product type—the Skins and Bone shoe—which is currently in development and testing stages. We have conducted various wear, fit and abrasion testing on our product, but there is no guarantee that the product will ever be fully and successfully developed. We may experience unforeseen difficulties during our testing and development of our product, which may require us to expend a significant amount of resources in an attempt to address any faults that are discovered. Such faults may be related to comfort, durability, appearance and any other characteristics that would affect the commercial viability of the product.

Further, even if we are able to develop and release our product, there can be no assurance that it will be well-received by the market or that it will generate any substantial revenue. Accordingly, our failure to generate revenue from our sole product type will have a significant negative impact on our business and results of operation, and shareholders in our company may lose all or part of their investment.

Our management has no senior management experience in footwear manufacturing and design.

Our company is a new footwear manufacturer, as a result our management team has limited experience managing in the manufacturing industry and our management and employees have limited experience designing footwear. The lack of experience in footwear management and design may make it difficult to compete against companies that have more senior management and design experience. We expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to respond to changing consumer demands, identify and interpret fashion trends and successfully market new products.

The footwear industry is subject to rapidly changing consumer demands and fashion trends, particularly in the “high fashion” market that we intend to market our product. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not meet changing consumer demands or are unable to continually develop styles that appeal to current consumer demands, our results of operations will be negatively impacted. In addition, we will have to make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined, which makes it more difficult to appeal to current demands. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing our products, we could experience excess inventories, higher than normal markdowns or an inability to sell our products once and if the products are available.

Our business and the success of our products could be harmed if we are unable to establish and maintain a brand image.

We believe that establishing the Skins brand is critical to achieving acceptance of our footwear products and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create products that are similar to our products. Even if we are able to establish a brand image and react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, footwear companies have experienced fluctuations in revenues and sales due, at least in part, to changes in the companies’ brand image. Our results of operations may be similarly affected in the future should our products even be successfully launched.

We may fail in introducing and promoting our new products to the footwear market, which will have an adverse effect on our ability to generate revenues.

Demand for and market acceptance of new products such as the Skin and Bones product type is inherently uncertain. We expect that our revenue, if and when generated, will come from the sale of our products, and our ability to sell our products will depend on various factors, including the eventual strength, if any, of our brand name, competitive conditions and our access to necessary capital. If we fail to introduce and promote our products, we may not be able to generate any significant revenues. In addition, as part of our growth strategy, we intend to expand our product offerings to introduce products in multiple categories. This strategy may however prove unsuccessful and our association with failed products could impair our brand image. Introducing and achieving market acceptance for these products will require, among other things:

•	the establishment of our brand;
•	the development and application of advanced performance technologies to our planned product introductions;
•	the establishment of key relationships with designers of and customers for our apparel products; and
•	substantial marketing and product development efforts and expenditures to create and sustain consumer demand.

When and if our products are introduced and commercially available, we expect to rely on licensees for sales outside the U.S., and our dependence on licensees may adversely impact our business and results of operations.

We expect that our sales outside the U.S., if any, will be conducted through licensees. Any dependence on licensees will subject us to a number of risks, including:

•
Our brand image will be dependent, in part, on the marketing efforts of our licensees and on the quality of the products that licensees distribute. If licensees or their sponsors or endorsers do not maintain our brand image or our licensees fail to adhere to our quality control standards, our brand image could suffer.

•
We expect that our licensees will likely have the exclusive right to distribute products in a particular country or region. Licensees may engage in the trans-shipment, or gray marketing, of goods to countries where they are not licensed to sell products.

•	Licensees may use manufacturers who fail to meet our human rights or product quality standards, which could harm our brand image and reputation.

•	Licensees may fail to timely and accurately report sales and licensing income to us.

•	Our reserve for unpaid licensee revenue may be insufficient.

•
Revenue we may receive from international licensees will subject us to the risks of doing business abroad, including, political risks, foreign currency risks, funds transfer restrictions and exposure to different legal standards, particularly with respect to intellectual property.

Our business could be harmed if we fail to maintain proper inventory levels once our product is available.

We may have difficulty in determining and maintaining the proper inventory levels for our Skins shoe product and styles, and if our inventory levels are too high or low, our results of operations will suffer. We plan to market our Skins shoe product as a “high level” style and fashion product, and, as a result, we will be subject to a higher risk of having an overstocked inventory because such styles and fashions change quickly and past styles can be rapidly considered obsolete. We expect to place orders with manufacturers for most of our products prior to the time we receive customer orders. Our inventory levels that are in excess of any customer demand, if any, that may develop for our products, once available, may result in an inventory of unfashionable product styles, inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image as it is built and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate any consumer demand for our products that may develop or if our manufacturers, which will likely be located in China, fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish any brand loyalty that we may be able to foster.

Our company will acquire all of our saleable inventory from through one sourcing agent, Atsco Footwear, LLC, and any disruption in our relationships with this sourcing agent or any disruption in the sourcing agent’s business, could have a material adverse effect on us.

Our company has entered into an exclusive sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will be responsible for sourcing, commercialization, product line review and be our exclusive sourcing and development agent for us. Because we must obtain our product through Atsco solely, any disruption in our relationship with this sourcing agent or any disruption in the sourcing agent’s business could have a material effect on us. Furthermore, a change in sourcing agent or a dispute regarding our exclusive sourcing agent agreement could cause a delay in distribution and a possible loss of sales, which could affect operating results adversely.

We expect to rely on independent contract manufacturers and, as a result, will be exposed to potential disruptions in product supply.

Our footwear products will likely be manufactured by independent contract manufacturers. We will not have long-term contracts with manufacturers and will compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in future customers, if any, canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

Nearly all of our products will enter the United States through a limited number of ports and we will probably choose to rely on third parties to store and ship a portion or all of our inventory. Labor unrest at these ports or other product delivery difficulties could interfere with our eventual distribution plans and reduce any future revenue.

When and if our products are available for commercial shipment and we are able to establish manufacturing relationships, we may suffer delays in distributing our products due to work stoppages strikes or lockouts at the ports where our products may be expected to arrive once commercially available. These kinds of actions have been threatened and have occurred over the past several years to footwear companies. Likewise, we will probably rely on trucking carriers to deliver products from the port of arrival to our any distribution facilities that we may establish once, and if, we are more firmly established and from distribution facilities to any retailers that may elect to order our product. Additionally, in some cases, third parties will likely be retained to sort, store and direct-ship products to our future customers. Labor disruptions could result in product shortages and delays in distributing our products to retailers.

We are likely to depend upon a relatively small group of customers for a large portion of our sales.

Our customers are not likely to have a contractual obligation to purchase our products once they are available and we cannot be certain that we will be able to retain major customers. We are likely to rely at all stages of our business on certain significant customers. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose future customers or be unable to collect accounts receivable of major customers in excess of amounts that we may insure. If we lose a major customer in the future, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

Any international sales and manufacturing operations we are able to develop will be subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

Substantially all of any net sales we may be able to develop are likely to be derived from sales of footwear manufactured in foreign countries, which will most likely be China. We also expect to sell our footwear products in foreign countries and plan to establish international sales efforts over time as part of our growth strategy. Foreign manufacturing and sales will be subject to a number of risks, including:

•	work stoppages;
•	natural disasters and outbreaks pandemic diseases (such as the Avian Flu);
•	political and social unrest, including U.S. military presence in Iraq;
•	changing domestic and foreign economic conditions;
•	currency exchange rate fluctuations;
•	electrical shortages;
•	transportation delays or damage to products in transit;
•	the imposition of tariffs and trade duties both international and domestically;
•	import and export controls and other non-tariff barriers;
•	exposure to different legal standards (particularly with respect to intellectual property);
•	compliance with foreign laws; and
•	changes in domestic and foreign governmental policies.

The effects of these factors could restrict our ability to manufacture or sell our shoe products in a particular country and have a negative impact on our operating results.

Our business could be harmed if our future contract manufacturers, suppliers or licensees violate labor or other laws.

Once we are able to retain them, we expect to require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable United States and foreign laws and regulations. However, we will not be able to control our independent contract manufacturers, suppliers and licensees or their labor practices. If one of any of our possible future independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, we could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

We expect that once our products are introduced and when, and if, we are able to generate revenue on our products, our quarterly revenues and operating results will fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for footwear, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

Once and if established, our quarterly revenues and operating results can be expected to fluctuate due to a number of factors, many of which are beyond our control. For example, sales of footwear products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in scheduling or pickup of purchased products by domestic customers could negatively impact our net sales and results of operations for any given quarter. In addition, a number of companies in the footwear industry specifically, and others in the fashion and apparel industry in general, have experienced periods of growth in revenues and earnings and thereafter periods of declining sales and losses, based on the market reception of their collection of products for a particular season. Also, our annualized tax rate will be based on projections of our domestic and international operating results for the year, which we will review and revise as necessary at the end of each quarter, and we will be highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year.

We will face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our business could be harmed.

We will face intense competition in the footwear industry from other established companies. We have no product sales, introductions, manufacturing or brand equity. All of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas will enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in the footwear industry.

We believe that our ability to compete successfully will depend on a number of factors, including the style and quality of our products once marketed and the strength of our brand, once established, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products.

We depend on key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain existing personnel, our business could be harmed.

Our future success depends upon the continued services of Mark Klein, President and Chief Executive Officer. The loss of the services of Mr. Klein or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

The disruption, expense and potential liability associated with unanticipated future litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We expect to be subject to various legal proceedings and threatened legal proceedings from time to time as part of our ordinary business. We are not currently a party to any legal proceedings. However, any unanticipated litigation in the future, regardless of our merits, could significantly divert management’s attention from our operations and result in substantial legal fees to it. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

Our ability to compete will be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

We hope to use trademarks on most or all of our products and believe that having distinctive marks that are readily identifiable will be an important factor in creating a market for our goods, in identifying our and in distinguishing our products from the products of others.

We do not currently own any patents. We have applied for a U.S. patent relating to its Modular Shoe System. We also filed international (PCT) Patent App. No. PCT/US04/33446 for its Modular Shoe System on October 7, 2004, for which we have filed national and regional entry applications in Canada, Australia, China (PRC), Japan, New Zealand, South Korea, the European Patent Office, the Russian Federation and Israel.

We believe that our ability to achieve success will depend primarily upon our ability to be effective in design, research and development, production and marketing rather than upon our patent position, should this patent be issued to us. However, we expect to establish a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable. If we fail to protect or maintain our trademarks, we may lose or damage our intellectual property rights and impair our ability to generate revenue in the future.

Our failure to secure, maintain and protect our existing intellectual property rights could adversely affect our business operations and future growth.

We believe that our ability to successfully market and sell our products will depend on our ability to protect our intellectual property rights, such as the rights to the design and brand name of our Skin and Bones product. We expect to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws. We have applied numerous patent and trademark applications with respect to our product; however, we have yet receive a grant of any such application, and there is no guarantee that the we will ever be granted any such patent or trademark. If we are unable to obtain a patent and trademark on our product and brand, it will be more difficult for us to protect our intellectual property and could significantly impair our capacity to develop and sell our product.

We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have a material adverse effect on our cash flow and results of operations.

If our efforts to protect our intellectual property rights are inadequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the intellectual property rights of others, we could incur substantial significant legal expenses in resolving such disputes.

Our competitors may develop similar, non-infringing products that adversely affect our ability to generate revenues.

Our competitors may be able to produce a footwear product that is similar to our product without infringing on our intellectual property rights. Since we have yet to establish any significant brand recognition for our product , we could lose a substantial amount of business due to competitors developing products similar to our Skin and Bones footwear product. As a result, our future growth and ability to generate revenues from the sale of our product could suffer a material adverse effect.

Our business may be negatively impacted as a result of changes in the economy and consumer spending.

Our business will depend on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our likely primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to customers, maintain sales levels, establish international operations on a profitable basis or create earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Our operating results and margins will be adversely impacted if we do not grow as anticipated.

We may be unable to scale our operations successfully.

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. Our success will be heavily dependent on our ability to locate and hire a Vice president Finance/Operations and Vice President Design and Development. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Although our common stock is listed on the OTC Bulletin Board, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to the share exchange transaction, or a future offering;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the footwear industry generally; and
•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange Transaction that we conducted with Skins Footwear Inc., we are filing a registration statement with the Securities and Exchange Commission to register the securities issued in two equity financings that that were conducted in connection with the Share Exchange Transaction in March 2006. A total of 3,000,000 units were sold in the private placements for an aggregate of $2,520,000. Each unit consisted of one common share of our company and one share purchase warrant exercisable at a price of $1.00 per share during the 30 month period following the date of issue. The registration statement will cover the subsequent resale by investors of shares of common stock or shares of common stock underlying warrants purchased in any such offering. Additionally, following the Share Exchange Transaction, former stockholders of Skins Footwear Inc., who received shares of our common stock in the Share Exchange Transaction, may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange Transaction, 1% of our issued and outstanding shares of common stock was approximately 344,041 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange Transaction, the former principal stockholders of Skins Footwear Inc. have significant influence over our company.

Mark Klein, Michael J. Rosenthal, Stephen Hochberg, Geoffrey Dubey and Joshua Hermelin, each of whom were principal stockholders of Skins Footwear prior to the Share Exchange Transactions, beneficially own, in the aggregate, a majority of our outstanding voting stock following the Share Exchange Transaction. Mr. Klein became our President and Chief Executive Officer and Messrs. Rosenthal and Hochberg became directors of our company upon the closing of the Share Exchange Transaction. The former principal stockholders of Skins Footwear Inc. possess significant influence over our company, giving them the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We may not be able to achieve the benefits we expect to result from the Share Exchange Transaction.

On November 2, 2005, we entered into the Share Exchange Agreement with all of the stockholders of Skins Footwear Inc. pursuant to which we agreed to acquire all of the issued and outstanding share capital of Skins Footwear Inc. in exchange for shares of its common stock. The Share Exchange Agreement was amended on February 1, 2006. On March 20, 2006, the Share Exchange Transaction closed, Skins Footwear Inc. became our wholly-owned subsidiary and our sole business operations became that of Skins Footwear Inc. Also, the management and directors of Skins Footwear Inc. became the management and directors of our company. We subsequently changed our name to Skins Inc.

The Share Exchange Transaction was conducted for various reasons, including:

•	the increased market liquidity expected to result from exchanging stock in a private company for publicly traded securities;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange Transaction will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange Transaction and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert our management's attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our common stock is considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended, or the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

To date, we have not declared or paid any cash dividends on our shares of common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation”. These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our limited operating history;
•	Our lack of profits from operations;
•	Our ability to raise additional funds on acceptable terms or at all;
•	Our ability to successfully design, manufacture and commercialize our proposed product;
•	Our reliance on one unproven and undeveloped product type;
•	Rapidly changing consumer demands for footwear products;
•	Our unestablished brand;
•	The degree and nature of our competition;
•	Our ability to employ and retain qualified employees;
•	The limited trading market for our common stock; and
•	The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2006, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures needed improvement and were not adequately effective to ensure timely reporting with the Securities and Exchange Commission.

Our CEO is in the process of identifying the deficiencies and will implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. For instance, it was discovered that we failed to file our federal and state tax returns since our inception in 2004. We believe that the new internal policies will address the conditions identified by our CEO as material weaknesses in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

On November 2, 2005, we entered into a share exchange agreement (the “Share Exchange Agreement”) with all of the stockholders of Skins Footwear Inc., a Delaware corporation (“Skins Footwear”), pursuant to which we agreed to acquire all of the issued and outstanding share capital of Skins Footwear in exchange for shares of our common stock (the “Share Exchange Transaction”). The Share Exchange Agreement was amended on February 1, 2006. On March 20, 2006, the Share Exchange Transaction was completed, Skins Footwear became our wholly-owned subsidiary and our sole business operations became that of Skins Footwear. Also as a result of the Share Exchange, the internal control over financial reporting utilized by BHM prior to the Share Exchange became the internal control over financial reporting of our company. This change in internal control over financial reporting occurred during our last fiscal quarter and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that other than as described above there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We, pursuant to the Share Exchange Agreement, effected two private placement transactions in which we sold a total of 3,000,000 units and raised an aggregate of $2,520,000. In the first private placement, which occurred on November 2, 2005, we sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one common share of our company and one share purchase warrant. The conversion of the debenture into units occurred automatically upon the completion of our Share Exchange Transaction on March 20, 2006. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share. In the second private placement, which occurred immediately prior to the closing of the Share Exchange Transaction on March 20, 2006, we closed a private placement of units to 27 investors to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one common share of our company and one share purchase warrant, convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the second private placement for an aggregate of $2,370,000. We agreed to register all of the securities issued pursuant to the first and second private placements. The issuance of securities in connection with the private placements was exempt from registration requirements of the Securities Act of 1933 by virtue of Regulation S.

On March 20, 2006, pursuant to the terms of the Share Exchange Agreement by and between us, Skins Footwear Inc. and all of the stockholders of Skins Footwear Inc., we received all of the issued and outstanding shares of common stock of Skins Footwear from the stockholders of Skins Footwear (total of twelve stockholders) and issued an aggregate of 19,404,000 shares of common stock to the stockholders. Of the 19,404,000 shares that we issued, 1,404,000 are held in escrow by us and subject to partial and full return to us contingent upon the number of share purchase warrants exercised by investors within a period of 30 months following the closing of our private placement and the Share Exchange Transaction on March 20, 2006. Additionally, we assumed options to purchase 2,109,375 shares of Skins Footwear common stock at the closing of the Share Exchange Transaction. The securities were offered and sold to the Skins Footwear stockholders in reliance upon exemptions from registration either pursuant to (i) Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder (and each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended), or (ii) pursuant to Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1
Share Exchange Agreement, dated as of November 2, 2005, by and among Skin Shoes, Inc., Logicom Inc. and all of the stockholders of Skin Shoes, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2005).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement dated February 1, 2006 by and among Skin Shoes, Inc., Logicom Inc. and all of the stockholders of Skin Shoes, Inc. (incorporated by reference to Exhibit 2.1(a) of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.1	Form of Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.2	Skin Shoes, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.2(a)
Form of Skin Shoes, Inc. Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.3
Employment Agreement by Mark Klein and the Logicom, Inc. dated March 20, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINS INC. (Registrant)

May 31, 2006	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)