Form 10QSB/A
period 2006-03-31
SKINS INC.
filed 2006-08-18
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-19562

SKINS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

45 West 21st Street, 2nd Floor New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 561-5111
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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB/A, filed by Skins Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on June 2, 2006 (the “Original Filing”), is being filed to reflect the restatement of our financial statements for the fiscal year ended December 31, 2005.

As previously announced, our management, on August 11, 2006, concluded that the Company’s previously filed financial statements as of and for three months ended March 31, 2006, should no longer be relied upon as a result of the Company’s determination that it misapplied accounting principles generally accepted in the United States of America in relation to options granted on October 24, 2005 that were cancelled and replaced on March 16, 2006 and that it misapplied accounting principles generally accepted in the United States of America in relation to derivative instruments that existed at December 31, 2005 and March 31, 2006. This conclusion was based upon conversations between the Company and its independent auditors (Mahoney Cohen & Company, CPA, P.C.). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances regarding the errors in accounting. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 10 - Restatement” in the Notes to Financial Statements for further details. This Form 10-QSB/A also amends the disclosure under “Item 3. Controls and Procedures” in the Original Filing.

This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements), Item 2 (Management’s Discussion And Analysis Of Financial Condition And Results Of Operation), Item 3 (Controls and Procedures), and Item 6 (Exhibits), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB/A QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	2

	Consolidated Statement Stockholders' Equity for the Year ended December 31, 2005, the three months ended March 31, 2006 and the period from Inception (May 18, 2004) to December 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005, and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	29

SIGNATURES		30

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2006
(As Restated) (See Note 10)
ASSETS
Current assets
Cash and cash equivalents	$2,019,139
Prepaid expenses	35,884
Total current assets	2,055,023

Property and equipment, net (Note 3)	3,182
Patent costs (Note 4)	60,407
Total Assets	$2,118,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$440,456
Related party payable	2,080
Derivative Liability	586,800
Total current liabilities	1,029,336

Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,404,006 shares issued and outstanding at March 31, 2006	34,404
Additional paid in capital	2,644,859
Deficit accumulated in the development stage	(1,589,987)
Total stockholders' equity	1,089,276

Total Liabilities & Stockholders' Equity	$2,118,612

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2006	2005	2006
	(As Restated) (See Note 10)		(Unaudited) (As Restated) (See Note 10)
Operating expenses:	$-	$-

Design and development	34,289	42,424	$173,080

Selling, general and administrative	443,696	37,081	963,399

Total operating expenses	477,985	79,505	1,136,479

Operating Loss	(477,985)	(79,505)	(1,136,479)

Unrealized loss on derivative instruments	(564,609)	-	(586,800)
Interest Income	1,268	-	1,268
Interest Expense	(931)	(667)	(5,266)

Net loss	$(1,042,257)	$(80,172)	(1,727,277)

Basic and diluted loss per share	$(0.05)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	19,853,933	16,723,277

The accompanying notes are an integral part of the consolidated financial statements.

SKINS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amounts	Capital	Stage	Equity/(Deficit)

Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000

Net Loss		-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 2005 (Note 1)			(137,290)	137,290	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)

Balances at December 31, 2005,	19,404,000	19,404	-	(547,730)	(528,326)

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006			241,157		241,157
Skins, Inc. net assets assumed on March 20, 2006	22,239,616	22,239	2,340,314		2,362,553
Conversion of convertible debenture on Marcy 20, 2006	178,572	179	149,821		150,000
Acquisition and retirement of treasury stock on March 20, 2006	(7,418,182)	(7,418)	(92,582)		(100,000)
Share based compensationon March 31, 2006	-	-	6,149	-	6,149

Net Loss				(1,042,257)	(1,042,257)

Balances at March 31, 2006, as Restated, See Note 10	34,404,006	$34,404	$2,644,859	$(1,589,987)	$1,089,276

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2006	2005	2006
	(As Restated)		(As Restated)
	(See Note 10)		(See Note 10)
Cash flows used in operating activities:
Net loss from operations	$(1,042,257)	$(80,172)	$(1,727,277)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	371	371	2,294
Amortization	817	592	4,275
Issuance of common stock for services	-	-	6
Unrealized loss on Derivative Instruments	564,609		586,300
Share based compensation expense	133,400		247,306
Changes in operating assets and liabilities:
Prepaid expenses	(34,793)	-	(34,793)
Accounts payable and accrued expenses	177,268	42,733	424,639

Net cash used in operating activities	(200,585)	(36,476)	(496,750)

Cash flows used in investing activities:
Purchases of property and equipment	-	-	(3,498)
Patent Costs	-	(1,388)	(56,231)
Net cash used in investing activities	-	(1,388)	(59,729)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,361,462	-	2,361,462
Related Party payments	(78,271)	24,931	(24,844)
Proceeds from issuance of Common Stock	-	-	189,000
Purchase of treasury stock	(100,000)	-	(100,000)
Proceeds from note payable	-	-	150,000

Net cash provided by financing activities:	2,183,191	24,931	2,575,618

Net increase/(decrease) in cash and cash equivalents	1,982,806	(12,933)	2,019,139

Cash and cash equivalents at beginning of period	36,533	20,982	-

Cash and cash equivalents at end of period	$2,019,139	$8,049	$2,019,139

Supplemental Schedule of Non-Cash Investing and Financing Activities:

On May 18, 2004 the Company received net liabilities
from a predecessor entity totaling	-	-	32,312

Transfer of deficit due to merger of Skin LLC into Skin Shoes, Inc. on October 20, 2005			137,290

Net assets assumed from reverse acquisition on
March 20, 2006, net of cash of $2,361,462	1,091	-	1,091

Conversion of convertible debenture, assumed from
reverse acquisition, to common stock	150,000	-	150,000

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	241,157	-	241,157

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

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skin Shoes, Inc. as a wholly owned subsidiary and merged with and into Skin Shoes, Inc. on October 20, 2005, resulting in Skin Shoes, Inc. becoming the surviving Delaware corporation and the limited liability company ceasing to exist. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC, which was then contributed to Skin Shoes, Inc., and as a result the accumulated deficit was reclassified to additional paid in capital to the extent of additional paid in capital that existed at October 20, 2005 in the consolidated statements of stockholders’ equity.

On April 10, 2006, Logicom changed its corporate name to Skins Inc. (the “Company”) and Skins Shoes, Inc. changed its corporate name to Skins Footwear Inc. (“Skins Footwear”).

The acquisition of Skins Footwear by the Company on March 20, 2006 was accounted for as a recapitalization by the Company. The recapitalization was the merger of a private operating company (Skins Footwear) into a non-operating public shell corporation (the Company) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no Goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre acquisition financial statements of Skins Footwear are treated as the historical financial statements of the consolidated companies. The financial statements presented reflect the change in capitalization for all periods presented, therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of Skins Shoes, LLC and Skins Shoes, Inc. in earlier periods due to the recapitalization.

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

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men’s and women’s footwear. The Company’s primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on March 31, 2006 will not agree to the total loss from May 18, 2004 (inception date) to March 31, 2006 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Skins Inc. and Subsidiary
Notes to Financial Statements

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2006, the Company has no established source of revenues and has accumulated losses of approximately $1,727,277 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates additional funding needed will be attained in the form of equity and/or debt financing.

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

Stock Options

      The Company has elected to adopt the intrinsic-value method of accounting for liability awards and the fair value (calculated) method for equity awards issued to employees under SFAS No. 123 (R), “Share Based Payment” that were granted prior to the Company becoming a public company. The Company uses the fair value method for all liability and equity awards after it became a public company.

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations . At December 31, 2005, the Company had 1,000 common authorized shares and has 515,725 of outstanding shares plus potential shares from the exercise of options that have vested granted. The 514,625 excess potential shares were attributed to the option grants that have vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 9) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its common stock authorized and cured this liability. At March 16, 2006 the Company reversed out the derivative liability through a charge to unrealized gain on derivative instruments.

In accordance with EITF 00-19, the Company records a liability for the derivative instruments that result from the liquidated damages provision it has with stockholders who also hold warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet after the March 20, 2006 share exchange close date, a liability is calculated for 3,000,000 warrants subject to the liquidated damages provision with the change being recorded as an unrealized gain or loss on derivative instruments on the statement of operations. The Company calculated the fair value of the warrants using a Black-Scholes model. The provision requires the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 8)) to be effective by the middle of August 2006. If the Registration Statement is not declared effective before the effectiveness date, the Company will be required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the year ended December 31, 2005, the period May 18, 2004 (inception date) to December 31, 2004 and the three-month periods ended March 31, 2006 and 2005, the Company had 1,404,000, 1,304,416, 1,404,000 and 1,304,416 common shares held in escrow, respectively. The escrow amounts for all periods prior the to March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied (Note 8).

Skins Inc. and Subsidiary
Notes to Financial Statements

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Because the Company had a loss from operations for the three month period ended March 31, 2006, inclusion of the Company’s 2,109,375 outstanding options and 3,000,000 outstanding warrants at March 31, 2006 have an anti-dilutive effect on loss per share.

The following table sets forth the computation of basic and diluted loss per share:

	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,042,257)	$(80,172)

Denominator:
Weighted average shares - basic	19,853,933	16,723,277

Effect of dilutive stock options and warrants	-	-
Denominator for diluted earnings per share	19,853,933	16,723,277

Loss per share
Basic	$(0.05)	$(0.01)

Diluted	$(0.05)	$(0.01)

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

March 31, 2006

Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	2,411
5,476
Less accumulated depreciation	(2,294)

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

As of March 31, 2006 there are accrued expenses totaling $15,000 relating to consulting services provided by Mage, LLC, a stockholder in the Company. For the three months ended March 31, 2006 and 2005 consulting expenses incurred to Mage, LLC were $25,368 and $0, respectively. A director of the Company is a principal of Mage, LLC.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

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

On October 24, 2005 Skins Footwear granted the following individuals options under the 2005 Plan:

•	Two board members were granted 421,875 options each at an exercise price of $0.80 that vest ratably over a 36-month period.

•	Two consultants were granted 421,875 options each at an exercise price of $0.80 a share that vests ratably over a 36-month period.

•	One consultant was granted 421,875 options at an exercise price of $0.80 that vested immediately for finder fee services.

As part of the Share Exchange Agreement, the Company assumed Skins Footwear’s 2005 Incentive Plan. The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The Company uses the intrinsic value method to determine compensation on liability awards. For the year ended December 31, 2005 and the three months ended March 31, 2006, the Company recorded compensation expense related to these grants of $1,876, respectively.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

The replacement options to the two board members were treated as replacement equity awards. On the date of replacement the Company calculated the fair value (calculated method) of the replacement options using a Black-Scholes option valuation model that uses the assumptions noted in the following table. At the time of the replacement of the options the Company was non-public and calculated its expected volatility based on the calculated method using the Dow Jones US Footwear Index. The Company elected to use the calculated method because it did not have a trading history for his its stock and it was a development stage company. The Company chose the Dow Jones US Footwear Index because its represented the industry index closest to which the Company operates. The Company estimates option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	17.30%

Expected dividends	0

Expected Term (Years)	3

Risk free interest rate	4.70%

The total incremental compensation expense from the cancellation and replacement of the awards was $196,753, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at March 31, 2006 was $190,604.

The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant but became equity awards on the date they were cancelled and re-granted.

The remaining 421,875 options were granted to a non-employee for services that had already been provided. The Company used the provisions of EITF 00-19 to account for these options. On October 24, 2005 the Company did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. The fair value of the options was calculated using the Black-Scholes model at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. The Company recorded the fair value of the options using a Black-Scholes model as of March 16, 2006 and reclassified the total remaining liability from these awards to additional paid in capital.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,109,375	$0.80

Outstanding, March 31, 2006	2,109,375	$0.80	4.6	$-

Exercisable, March 31, 2006	656,250	$0.80	4.6	$-

Skins Inc. and Subsidiary
Notes to Financial Statements

A summary of the status of the Company’s non-vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2006	1,593,750	$0.23
Granted	-	$-
Vested	140,625	$0.23
Non-vested, March 31, 2006	1,453,125	$0.23

The weighted average grant date fair value is based upon the fair value of the options on March 16, 2006, the date they were cancelled and replaced. The Company has a policy of using authorized shares not previously issued to satisfy stock option exercises.

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

NOTE 10: RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006.

On August 11, 2006, the Company determined that it misapplied accounting principles generally accepted in the United States of America in relation to options granted on October 24, 2005 that were cancelled and replaced on March 16, 2006. The following outlines the changes relative to this misapplication:

1.
Liability awards to employees were computed using the intrinsic value method. As a result of the application of the intrinsic value method the Company recorded an expense of $1,876 for the year ended December 31, 2005 and for the three months ended March 31, 2006, respectively. The Company originally did not book any expense related to these awards for the year ended December 31, 2005 and the three months ended March 31, 2006.

2.
Equity awards to employees were computed using the fair value method (calculated method) at the date of replacement and will be expensed over the requisite service period. The Company recorded an expense of $6,149 for the three months ended March 31, 2006. The Company originally did not book any expense related to the replacement awards for the three months ended March 31, 2006.

3.
Options granted to non-employees where services have not been provided were accounted for using the provisions of FAS 123(R) and EITF 96-18. There was no measurement date at the date of grant to calculate the fair value of these options because the performance commitment had not yet occurred and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. The options were treated as liability awards upon the original grant but became equity awards on the date they were cancelled and re-granted. For the year ended December 31, 2005 and the three months ended March 31, 2006 the Company recorded $11,203 and $26,993 of expense related to these options. The Company originally booked $37,500 and $56,258 for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively, based on the fair value of Company’s common stock.

4.
Options granted to non-employees where services had been provided were accounted for using the provisions of EITF 00-19. On October 24, 2005 the Company treated these awards as liability awards because it did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. On March 16, 2006 the Company reclassified the total remaining liability from these awards to additional paid in capital. For the year ended December 31, 2005 and the three months ended March 31, 2006 the Company recorded $100,828 and $98,381, respectively, relating to these options. The Company originally booked $337,500 and $0 in expense on these options for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively, based upon the fair value of the Company’s common stock at the date of grant.

Skins Inc. and Subsidiary
Notes to Financial Statements

On August 11, 2006, the Company determined that it misapplied accounting principles generally accepted in the United States of America in relation to derivative instruments that existed at December 31, 2005 and March 31, 2006. The following outlines the changes relative to this misapplication:

1.
The Company recorded a liability for the derivative instrument that resulted due to the number of potential common stock shares plus outstanding shares that exceeded the number of authorized common stock shares. At December 31, 2005, the Company had 1,000 common authorized shares and has 515,725 of outstanding shares plus potential shares from the exercise of options that have vested granted. The 514,625 excess potential shares were attributed to the option grants that have vested. The Company calculated the fair value of these potential shares and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services where provided because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. Upon completion of the recapitalization on March 20, 2006, the Company cured this liability as the authorized common shares now exceed all outstanding common shares and potential common shares. The Company originally booked a derivative liability based on the fair value of the Company’s common stock on October 24, 2005 with an offset to additional paid in capital. At December 31, 2005 the liability was increased through a charge to the statement of operations. On March 16, 2006 the liability was cured and the Company reversed the original entries on October 24, 2005 and December 31, 2005.

2.
The Company recorded a liability for the derivative instruments that results from the liquidating damages provision it has with certain stockholders who also hold warrants to purchase common stock. At March 31, 2006 the Company recorded a liability for $586,800 with an offsetting expense related to the liquidating damages provision. The Company originally did not book an entry for the derivative created by the liquidated damages provision at March 31, 2006.

The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

	Three Months Ended March 31, 2006
	As Reported	As Restated
Current liabilities	$442,536	$1.029,336
Total Stockholders’ deficiency	$1,676,076	$1,089,276
Net Loss	$(379,917)	$(1,042,256)
Net Loss per Common Share	$(0.02)	$(0.05)

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

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can not guarantee future results, levels of activity, performance or achievement.

HISTORY AND OVERVIEW

Skins Inc., the registrant, was incorporated in the state of Nevada on January 23, 2004. We had planned to develop, market and support a voice interface software platform for the Chinese languages to serve as a standard set of software that would allow other software programmers and engineers to develop voice interface applications for the Chinese languages based on the software platform. Our chief software engineer resigned in July 2005 and we determined that we were not likely to be successful in the software industry unless we were able to find a replacement. We began both to search for a replacement and to assess other business opportunities. We became aware of a business opportunity presented by an unrelated private company, Skins Footwear Inc., and we began to consider and discuss the possibility of a business combination between our company and the shareholders of Skins Footwear Inc.

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

PRINCIPAL TERMS OF THE SHARE EXCHANGE

Pursuant to the terms of the Share Exchange Agreement, Skins:

•
provided a loan to Skins Footwear in the sum of $150,000 evidenced by a promissory note with an annual interest rate of 5% and secured by a general security agreement pledging all of the assets of Skins Footwear as security for the loan;

•	repurchased and canceled 7,418,182 shares of common stock of Skins owned by a major shareholder, Wayne Weaver, for the sum of $100,000;

•
effected a 1 for 8.727273 forward stock split on December 16, 2005 that resulted in the shareholders of Skins, after adjustment for the repurchase of Mr. Weaver’s shares, holding an aggregate of 12,000,006 common shares prior to the closing of the Share Exchange Transaction;

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

The Share Exchange Transaction was completed on March 20, 2006. Immediately after the closing of the Share Exchange Transaction, and taking into account the 1 for 8.727273 forward stock split, the repurchase of Mr. Weaver’s shares and the private placements (as described below), Skins had 34,404,006 outstanding shares of common stock, options to purchase 2,109,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock. At the close of the Share Exchange Transaction, the former shareholders of Skins Footwear owned approximately 56% of the issued and outstanding shares of Skins, the previous shareholders of Skins owned approximately 9% of the outstanding shares and the investors in the private placements owned approximately 35% of the outstanding shares. The forward stock split and the repurchase of Mr. Weaver’s shares were effected to reach the foregoing ownership percentages.

THE PRIVATE PLACEMENTS

Skins, pursuant to the Share Exchange Agreement, effected two private placement transactions in which we sold a total of 3,000,000 units and raised an aggregate of $2,520,000. In the first private placement, which occurred on November 2, 2005, Skins sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our Share Exchange Transaction on March 20, 2006. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share. Skins used the funds received for the convertible note to provide a loan to Skins Footwear in the sum of $150,000 evidenced by a promissory note with an annual interest rate of 5% and secured by a general security agreement pledging all of the assets of Skins Footwear as security for the loan.

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

We have designed and continue to develop an innovative footwear product - a two-part footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” This structure enables consumers to purchase one inner section and multiple outer skins - resulting in multiple style variations from the same pair of inner section, with the same feel and fit despite the type of Skin being worn. The Skins product concept is patent pending.

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

As of March 31, 2006, we had no established source of revenues and had accumulated losses of $1,917,202 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this prospectus do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be both in the form of equity financing from the sale of common shares and asset based financing or factoring.

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

Additional Projects

We recently hired Dennis Walker as our Vice President of Sales and Jake Kamuonka as Vice President of Finance. These individuals will assist in executing our product launches.

Product distribution, fulfillment and warehousing will be outsourced initially in an effort to keep our fixed overhead down.

We plan to launch a commercial website by the middle of September 2006 and have set up a temporary web site featuring corporate information.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005 and the Period from Inception (May 2004) to March 31, 2006

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

Our selling, general and administrative expenses increased $406,615 to $443,696 for the three months ended March 31, 2006, as compared to $37,081 for the same period in 2005. The increase was primarily due to the legal, accounting and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, in addition to commencement of compensation to its chief executive officer and chairman of the board and compensation expense related to our stock option grants. We have incurred a total of $963,399 in selling, general and administrative expenses since our inception in May 2004.

Our net losses during the quarter ended March 31, 2006 were $1,042,257, or $0.05 per share, as compared to a net loss of $80,172, or $0.01 per share, during the quarter ended March 31, 2005. The increase in net loss is attributable primarily to the expense incurred in connection with the completion of the share exchange transaction. We have recorded net losses of $1,566,677 since our inception in May 2004.

The unrealized loss on derivative instruments of $564,609 for the three months ended March 31, 2006 represents mainly the fair value change in our derivative liability that resulted from the liquidated damages provision we have with our stockholders who also hold warrants to purchase common stock in accordance with the share exchange agreement.

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

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-QSB/A, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report on Form 10-QSB/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-QSB/A. The discussion below refers to the registrant, Skins Inc., and its wholly-owned subsidiary, Skins Footwear Inc, which are referred to as in the discussion below as Skins, the Company, we, us, and our.

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

Skins Footwear has yet to initiate sales or demonstrate that it can generate sufficient sales to become profitable. Skins Footwear incurred significant net losses since its inception in May 2004, including a net loss of $532,314 and $152,706 for the years ended December 31, 2005 and 2004, respectively and a net loss of $1,042,257 for the three months ended March 31, 2006. As of March 31, 2006, Skins Footwear had an accumulated deficit of approximately $1,589,987 (net of a transfer of deficit to additional paid in capital of $137,290 due to the merger of Skin Shoes, LLC into Skin Shoes, Inc.). Pursuant to our share exchange transaction in March 2006, our sole operations became that of Skins Footwear. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our independent registered public accountants indicate that they have substantial doubts that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Mahoney Cohen & Company, CPA, P.C., our independent registered public accountants, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2005 indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

Our management has no senior management experience in manufacturing and design in the footwear and apparel industry.

Our company is a new footwear manufacturer and our management team has limited experience managing in the manufacturing industry and our management and employees have limited experience designing footwear. The lack of experience in footwear management and design may make it difficult to compete against companies that have more senior management and design experience. We expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

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

Once we are able to retain them, our independent contract manufacturers, suppliers and licensees may not operate in compliance with applicable United States and foreign laws and regulations, including labor practices. If one of any of our possible future independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, we could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

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

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. We have only just hired a Vice President of Sales and Finance and our success will be heavily dependent on our ability to integrate these employees and to locate and hire a Vice President Design and Development. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. Pursuant to the terms of the Share Exchange Transaction that we conducted with Skins Footwear Inc., we are filing a registration statement with the Securities and Exchange Commission to register the securities issued in two equity financings that that were conducted in connection with the Share Exchange Transaction in March 2006. The registration statement will cover the subsequent resale by investors of 6,000,000 shares of common stock or shares of common stock underlying warrants. Additionally, following the Share Exchange Transaction, former stockholders of Skins Footwear Inc., who received shares of our common stock in the Share Exchange Transaction, may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange Transaction, 1% of our issued and outstanding shares of common stock was approximately 344,041 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

The Share Exchange Transaction was conducted for various reasons, but there is no guarantee that we will ever obtain the anticipated benefits, as follows:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation”. These statements include certain projections and business trends that are “forward-looking.” These statements include certain projections and business trends that are “forward-looking”. Forward-looking statements can include statements containing a projection of revenues, income (including income loss) , earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items; a statement of the plans and objectives of management for future operations, including plans or objectives relating to the products or services of the issuer; a statement of future economic performance, including any such statement contained in a discussion and analysis of financial condition by the management or in the results of operations included pursuant to the rules and regulations of the SEC; any report issued by an outside reviewer retained by an issuer, to the extent that the report assesses a forward-looking statement made by the issuer; or a statement containing a projection or estimate of such other items as may be specified by rule or regulation of the SEC. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2006, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures, after the closing of the Share Exchange on March 20, 2006, were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations. In addition, our CEO concluded that we did not have an effective system or ability to monitor and timely file federal and state tax returns. We discovered that we had failed to file our federal and state tax returns since our inception in 2004.

We have taken or intend to take following remedial steps to address the specific problems identified: we have engaged an independent tax consultant to assists us with the prepare and filing of our tax documents; we hired a Vice President of Finance and Operations who will work closely with the tax consultant to ensure tax filings are made timely on an ongoing basis; our Vice President of Finance and Operations will also attend financial related seminars; we will subscribe to professional publications that discuss new accounting rules and regulations; and we intend to work with an accounting firm (other than the Company’s auditors) to consult with on accounting issues. We believe that the remedial steps that the Company takes will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB/A.

(b) Changes in internal control over financial reporting

On November 2, 2005, we entered into a share exchange agreement (the “Share Exchange Agreement”) with all of the stockholders of Skins Footwear Inc., a Delaware corporation (“Skins Footwear”), pursuant to which we agreed to acquire all of the issued and outstanding share capital of Skins Footwear in exchange for shares of our common stock (the “Share Exchange Transaction”). The Share Exchange Agreement was amended on February 1, 2006. On March 20, 2006, the Share Exchange Transaction was completed, Skins Footwear became our wholly-owned subsidiary and our sole business operations became that of Skins Footwear. Also as a result of the Share Exchange, the internal control over financial reporting utilized by Skins Footwear prior to the Share Exchange became the internal control over financial reporting of our company. This change in internal control over financial reporting occurred during our last fiscal quarter and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SKINS INC. (Registrant)

August 18, 2006	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)