Form 10QSB
period 2006-06-30
SKINS INC.
filed 2006-08-18
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 34,526,006 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 8, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of June 30, 2006 (unaudited)	1

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005 and period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	2

	Consolidated Statement Stockholders' Equity (Deficiency) for the period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005, and period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3.	CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION		18

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

SIGNATURES		20

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,357,715
Prepaid expenses	66,016
Total current assets	1,423,731

Property and equipment, net (Note 3)	4,119
Patent costs (Note 4)	72,439
Total Assets	$1,500,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$198,670
Related party payable	1,337
Derivative Liability	1,831,800
Total current liabilities	2,031,807

Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,526,006 shares issued and outstanding at June 30, 2006	34,526
Additional paid in capital	2,869,924
Prepaid consulting expense	(127,030)
Deficit accumulated in the development stage	(3,308,938)
Total stockholders' equity (deficiency)	(531,518)

Total Liabilities & Stockholders' Equity (Deficiency)	$1,500,289

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Period from Inception (May 18, 2004) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Operating expenses:

Design and development	$35,293	$—	$69,582	$40,172	$208,373

Selling, general and administrative	451,015	36,512	894,711	75,845	1,414,414

Total operating expenses	486,308	36,512	964,293	116,017	1,622,787

Operating Loss	(486,308)	(964,293)	(964,293)	(116,017)	(1,622,787)

Unrealized (loss) on derivative instruments	(1,245,000)	—	(1,809,609)	—	(1,831,800)
Interest Income	12,357	—	13,625	—	13,625
Interest Expense	—	(667)	(931)	(1,334)	(5,266)

Net loss	$(1,718,951)	$(37,179)	$(2,761,208)	$(117,351)	$(3,446,228)

Basic and diluted loss per share	(0.05)	(0.00)	(0.10)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	33,119,294	16,723,277	26,559,648	16,723,277

The accompanying notes are an integral part of the consolidated financial statements.

SKIN SHOES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in	Prepaid Consulting	Deficit Accumulated During the Development	Total Stockholders' Equity/
	Shares	Amounts	Capital	Expense	Stage	(Deficiency)

Transfer of net liabilities from a predecessor entity - May 18, 2004		$—	$(32,312)	$—	$—	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045	—		10,000
Shares issued on July 2, 2004	954,513	955	9,045	—		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091	—		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091	—		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162	—		87,500
Shares issued on December 30, 2004	144,077	144	1,356	—		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182	—		40,000
Net Loss		—	—	—	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	—	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	—	—	6
Net Loss January 1, 2005 to October 20, 2005					(223,152)	(223,152)
Recapitalization of deficit upon merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(137,290)	—	137,290	—
Net Loss Oct 21, 2005 to Dec 31, 2005		—	—	—	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	—	—	(547,730)	(528,326)

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006			241,157	—		241,157
Skins Inc. net assets assumed on March 20, 2006	22,239,616	22,239	2,340,314	—		2,362,553
Conversion of convertible debenture on March 20, 2006	178,572	179	149,821	—		150,000
Acquisition and retirement of treasury stock on March 20, 2006	(7,418,182)	(7,418)	(92,582)	—		(100,000)
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058	(127,030)		18,150
Share based compensation, June 30, 2006	—	—	86,156	—	—	86,156
Net Loss				—	(2,761,208)	(2,761,208)
Balances at June 30, 2006 (unaudited)	34,526,006	$34,526	$2,869,924	$(127,030)	$(3,308,938)	$(531,518)

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Period from Inception (May 18, 2004) to
	June 30,		June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss from operations	$(2,761,208)	$(117,351)	$(3,446,228)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	861	410	2,784
Amortization	1,741	1,185	5,199
Issuance of common stock for services	18,150	—	18,156
Share-based Compensation Expense	213,407	—	327,313
Unrealized loss on derivative instruments	1,809,609	—	1,831,800
Changes in operating assets and liabilities:
Prepaid expenses	(64,925)	60,598	(64,925)
Accounts payable and accrued expenses	(64,518)	—	182,853

Net cash used in operating activities	(846,883)	(55,158)	(1,143,048)

Cash flows used in investing activities:
Purchases of property and equipment	(1,427)	—	(4,925)
Patent Costs	(12,956)	(2,072)	(69,187)
Net cash used in investing activities	(14,383)	(2,072)	(74,112)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,361,462	—	2,361,462
Related Party payments	(79,014)	35,753	(25,587)
Proceeds from issuance of Common Stock	—	—	189,000
Purchase of treasury stock	(100,000)	—	(100,000)
Proceeds from note payable	—	—	150,000
Increase in cash overdraft	—	495	—
Net cash provided by financing activities:	2,182,448	36,248	2,574,875

Net increase/(decrease) in cash and cash equivalents	1,321,182	(20,982)	1,357,715

Cash and cash equivalents at beginning of period	36,533	20,982	—
Cash and cash equivalents at end of period	$1,357,715	$—	$1,357,715

Supplemental Schedule of Non-Cash Investing and Financing Activities: (continued)

On May 18, 2004, the Company received net liabilities from a predecessor entity totaling	—	—	32,312

Transfer of deficit due to merger of Skin LLC into Skin Shoes, Inc. on October 20, 2005	—	—	137,290

Net assets assumed from reverse acquisition on
March 20, 2006, net of cash of $2,311,462	1,091	—	1,091

Conversion of convertible debenture, assumed from
reverse acquisition, to common stock	150,000	—	150,000

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	241,157	—	241,157

Issuance of common stock to consultants on April 3, 2006 for services to be provided over a two year term	127,030	—	127,030

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

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men’s and women’s footwear. The Company’s primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on June 30, 2006 will not agree to the total loss from May 18, 2004 (inception date) to June 30, 2006 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Skins Inc. and Subsidiary
Notes to Financial Statements

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2006, the Company has no established source of revenues and has accumulated losses of approximately $3,446,228 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

Estimated Fair Value of Financial Instruments

       The Company’s financial instruments include cash, accounts payable and related party loans payable. Management believes the estimated fair value of cash and accounts payable at June 30, 2006 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of related party loans cannot be determined due to lack of similar instruments available to the Company.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2006, the Company had a full valuation allowance against its deferred tax assets.

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

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations . At December 31, 2005, the Company had 1,000 common authorized shares and has 515,725 of outstanding shares plus potential shares from the exercise of options that have vested granted. The 514,625 excess potential shares were attributed to the option grants that have vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 9) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its common stock authorized and cured this liability. At March 16, 2006 the Company reversed out the liability through a charge to unrealized gain on derivative instruments.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three-month periods ended June 30, 2006 and 2005, the Company had 1,404,000 and 1,304,416 common shares held in escrow, respectively. The escrow amounts for all periods prior the to March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied (Note 8).

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Because the Company had a loss from operations for the three and six month periods ended June 30, 2006, respectively, inclusion of the Company’s 2,709,375 outstanding options and 3,000,000 warrants at June 30, 2006 have an anti-dilutive effect on loss per share.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,718,951)	$(37,179)	$(2,761,208)	$(117,351)

Denominator:
Weighted average shares - basic	33,119,294	16,723,277	26,559,648	16,723,277

Effect of dilutive stock options and warrants	—	—	—	—

Denominator for diluted earnings per share	33,119,294	16,723,277	26,559,648	16,723,277

Loss per share
Basic	$(0.05)	$(0.00)	$(0.10)	$(0.01)

Diluted	$(0.05)	$(0.00)	$(0.10)	$(0.01)

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

June 30, 2006

Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	3,838
6,903
Less accumulated depreciation	(2,784)

$4,119

Depreciation expense related to property and equipment was $861and $742 for the six months ended June 30, 2006 and 2005, respectively.

Skins Inc. and Subsidiary
Notes to Financial Statements

NOTE 4: PATENT COSTS

The Company has applied for several patents. The Company has not been granted any patents. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value.

June 30, 2006
Patent costs	$77,638

Less accumulated amortization	(5,199)

$72,439

Amortization expense related to patents was $1,741 and $1,185 for the six months ended June 30, 2006 and June 30, 2005, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $4,000 for each year.

NOTE 5: RELATED PARTY PAYABLES

As of June 30, 2006, there is a loan payable to a stockholder of the Company totaling $1,337 and accrued interest on this loan of $3,121. The proceed from this loan was used to pay various operating expenses. Interest has been accrued at a rate of 5%. Interest expense for the six months ended June 30, 2006 on this loan was $147.

As of June 30, 2006 there are accrued expenses totaling $15,000 relating to consulting services provided by Mage, LLC, a stockholder in the Company. For the six months ended June 30, 2006 and 2005, consulting expenses incurred to Mage, LLC were $25,368 and $0, respectively. A director of the Company is a principal of Mage, LLC.

As of June 30, 2006 the Company granted 843,750 options exercisable at $.80 cents a share that vest over three years to two members of the Board of Directors of the Company, with approximately 187,500 options vested.

On April 3, 2006 the Company granted 122,000 fully vested shares of the Company's common stock to two shareholders for consulting services to be provided over a two year term beginning April 3, 2006. The Company valued the transaction based on the fair value of its common stock on the date of grant and will amortize the expense ratably over the two year term. Prepaid consulting expense of $127,030 was recognized and presented as a contra-equity account at June 30, 2006.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

NOTE 7: SHARE EXCHANGE AGREEMENT

On March 20, 2006, the Company completed the transactions contemplated by the Share Exchange Agreement dated November 2, 2005 and amended February 1, 2006 with all of the stockholders of Skins Footwear whereby the Company :

•	Repurchased all of the common shares of the Company owned by a shareholder for the sum of $100,000 (the shareholder owned 7,418,182 common shares of the Company );

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

On June 30, 2006 the Company had 34,526,006 outstanding shares of common stock, options to purchase 2,709,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock.

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear ’s 2005 Incentive Plan.

The awards granted to the two board members were treated as these liability awards upon the grant on October 24, 2005. The Company uses the intrinsic value method to determine compensation on liability awards. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to these grants of $1,876.

Skins Inc. and Subsidiary
Notes to Financial Statements

March 16, 2006 Replacement Option Grants

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,753, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at June 30, 2006 was $172,157.

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

The remaining 421,875 options were granted to a non-employee for services that had already been provided. The Company used the provisions of EITF-00-19 to account for these options. At the grant date and at December 31, 2005, the Company treated the option grant as liability award because it did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. The fair value of the options was calculated using the Black-Scholes model at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. The Company recorded the fair value of the options using a Black-Scholes model as of March 16, 2006 and reclassified the total remaining liability from these awards to additional paid in capital.

Quarter ended June 30, 2006 Option Grants.

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.19. The options expire on June 19, 2011.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the Company’s closing price on its Common Stock from March 20, 2006, which is the date the Company became a public company. The Company reviewed each individual grant to determine the applicable forfeiture rate. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	May 15, 2006	June 19, 2006
	Grant	Grant
Expected Volatility	59.07%	68.80%
Expected dividends	0	0
Expected Term (Years)	3	3
Risk Free Interest Rate	5.00%	5.11%

The total compensation expense from these awards was $197,235, which is expected to be recognized over a period of 36 months. The total compensation expense related to the non-vested options on these awards at June 30, 2006 is $191,704.

In addition on May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly quarterly beginning six months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period use the fair value on the reporting date. Fair value will be calculated using a Black-Scholes model. There was not compensation expense booked on this grant for the three and six-month period ended June 30, 2006 because no options had vested.

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,109,375	$0.80
Granted, May 9	300,000	1.06
Granted, May 15	150,000	1.10
Granted, June 19	150,000	1.19
Outstanding, June 30, 2006	2,709,375	$0.87	4.13	$—

Exercisable, June 30, 2006	796,875	$0.80	4.13	$—

A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2006	1,593,750	$0.23
Granted	600,000	$0.65
Vested	(281,250)	$0.23
Non-vested, June 30, 2006	1,912,500	$0.36

The weighted average fair value for 2,109,375 options that were initially liability awards that became equity awards on March 16, 2006 is $0.23 per option based on a Black-Scholes Model calculated on March 16, 2006. The Company has a policy of using authorized shares not previously issued to satisfy stock option exercises.

NOTE 9: SUBSEQUENT EVENT

On August 11, 2006, the Company determined that it misapplied accounting principles generally accepted in the United States of America in relation to options granted on October 24, 2005 that were canceled and replaced on March 26, 2006 and that it misapplied accounting principles generally accepted in the United Sates of America in relation to derivative instruments that existed at December 31, 2005 and March 31, 2006. The Company restated its December 31, 2005 and March 31, 2006 financial statement as a result of these misapplications.

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

In April 2006, we changed our corporate name from “Logicom Inc.” to “Skins Inc.” and we changed the name of our operating subsidiary from Skins Shoes, Inc. to Skins Footwear Inc. Skins Footwear Inc. was originally organized in May 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC and, in 2005, merged with Skins Footwear Inc., a Delaware corporation, whereby the corporation was the surviving entity. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC and as a result the accumulated deficit was reclassified to additional paid in capital to the extent of additional paid in capital at October 20, 2005 in the consolidated statements of stockholders’ equity.

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

As of June 30, 2006, we had no established source of revenues and had accumulated losses of $3,573,258 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this prospectus do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be both in the form of equity financing from the sale of common shares and asset based financing or factoring.

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

Our current plan is to conduct a test distribution by mid-September in approximately ten nationwide retail stores. The test distribution will coincide with our commercial brand launch that will consist of marketing and promotional activities. This is to be followed by a modest rollout into a total of 40 retail stores by November for the 2006 holiday season and then 80 retail stores by March 2007 for the Spring/Summer 2007 collection. Our long-term anticipation is to be in approximately 270 stores by August 2007.

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

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Net revenues during the quarters ended June 30, 2006 and 2005 were nil.

Our design and development expenses increased to $35,292 for the three months ended June 30, 2006. The primary reason for the increase was the increase in compensation for our in-house designer.

Our selling, general and administrative expenses increased $414,503 to $451,015 for the three months ended June 30, 2006, as compared to $36,512 for the same period in 2005. The increase was primarily due to the legal, accounting and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, commencement of compensation to its chief executive officer and chairman of the board, hiring of new key personnel and consultants, and opening a new office location in Manhattan and compensation related to our stock option grants.

The unrealized loss on derivative instruments of $1,245,000 for the three months ended June 30, 2006 represents the fair value charge in our derivative liability from March 31, 2006. The derivative liability resulted from the liquidated damages provision we have with in a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net losses during the quarter ended June 30, 2006 were $1,718,951, or $0.05 per share, as compared to a net loss of $37,179, or $0.00 per share, during the quarter ended June 30, 2005. The increase in net loss is attributable primarily to the increase in our selling, general and administration.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2006

Net revenues during the six month periods ended June 30, 2006 and 2005 were nil.

Our design and development expenses increased $29,410 to $69,582 for the six months ended June 30, 2006, as compared to $40,172 for the same period in 2005. The primary reason for the increase was the increase in compensation for our in-house designer.

Our selling, general and administrative expenses increased $818,866 to $894,711 for the six months ended June 30, 2006, as compared to $75,845 for the same period in 2005. The increase was primarily due to the legal, accounting and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, commencement of compensation to its chief executive officer and chairman of the board, hiring of new key personnel and consultants, opening a new office location in Manhattan and compensation expense related to our stock option grants.

The unrealized loss on derivative instruments of $1,809,609 for the six months ended June 30, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have with in a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net losses for the six months ended June 30, 2006 were $2,761,208, or $0.10 per share, as compared to a net loss of $117,351, or $0.01 per share for the same period in 2005. The increase in net loss is attributable primarily to the increase in our selling, general and administration.

Liquidity and Capital Resources

At June 30, 2006, we had $1,357,715 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities. We received net proceeds of $2,361,243 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

Net cash used in operating activities for the six months ended June 30, 2006 was $846,883. We have had no revenues since our inception in May 2004. Operating expenditures in the current quarter primarily consisted of design and development, legal and accounting fees and salaries.

At June 30, 2006, we had 2,709,375 stock options and 3,000,000 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.87 per share. The outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, as at June 30, 2006, the outstanding options and warrants represented a total of 5,709,375 shares issuable for a maximum of $5,349,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2006, we anticipate that we will need financing to enable us to meet our anticipated expenditures for the next eight months.

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

RISK FACTORS

Other than as stated below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our registration statement on Form SB-2 as filed with the Securities and Exchange Commission.

We face risks related to our recent accounting restatements.

In August 2006, we determined that we had discovered accounting inaccuracies in previously reported financial statements and, following consultation with our auditors, we decided to restate our financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006. The restatements related to our determination that we misapplied accounting principles generally accepted in the United States of America in relation to options granted on October 24, 2005 that were cancelled and replaced on March 16, 2006 and a determination that we misapplied accounting principles generally accepted in the United States of America in relation to derivative instruments that existed at December 31, 2005 and March 31, 2006. This conclusion was based upon conversations between us, our independent auditors and comments received from the Securities and Exchange Commission in connection with the filing and review of a registration statement on Form SB-2.

The restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including our ability effect the initial launch of our product and obtain additional financing in the future. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and maintain an effective internal controls over financial reporting could result in accounting errors such as those which led to the restatement of our financial statements in the year ended December 31, 2005 and the three months ended March 31, 2006, which could adversely impact our public disclosures regarding our business, financial condition or results of operations. We may in the future identify similar errors in prior period financial information, requiring further restatement of our financial statements. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions may have an adverse impact on the price of our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation”. These statements include certain projections and business trends that are “forward-looking.” These statements include certain projections and business trends that are “forward-looking”. Forward-looking statements can include statements containing a projection of revenues, income (including income loss) , earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items; a statement of the plans and objectives of management for future operations, including plans or objectives relating to the products or services of the issuer; a statement of future economic performance, including any such statement contained in a discussion and analysis of financial condition by the management or in the results of operations included pursuant to the rules and regulations of the SEC; any report issued by an outside reviewer retained by an issuer, to the extent that the report assesses a forward-looking statement made by the issuer; or a statement containing a projection or estimate of such other items as may be specified by rule or regulation of the SEC. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our limited operating history;
•	Our lack of profits from operations;
•	Our recent restatement of our financial statements;
•	Our ability to raise additional funds on acceptable terms or at all;
•	Our ability to successfully design, manufacture and commercialize our proposed product;
•	Our reliance on one unproven and undeveloped product type;

•	Rapidly changing consumer demands for footwear products;
•	Our unestablished brand;
•	The degree and nature of our competition;
•	Our ability to employ and retain qualified employees;
•	The limited trading market for our common stock; and
•	The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2006, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures, after the closing of the Share Exchange on March 20, 2006, were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations. In addition, our CEO concluded that we did not have an effective system or ability to monitor and timely file federal and state tax returns. We discovered that we had failed to file our federal and state tax returns since our inception in 2004.

We have taken or intend to take following remedial steps to address the specific problems identified: we have engaged an independent tax consultant to assists us with the preparation and filing of our tax documents; our Vice President of Finance and Operations will work closely with the tax consultant to ensure tax filings are made timely on an ongoing basis; our Vice President of Finance and Operations will also attend financial related seminars; we will subscribe to professional publications that discuss new accounting rules and regulations; and we intend to work with an accounting firm (other than the Company’s auditors) to consult with on accounting issues. We believe that the remedial steps that the Company takes will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, the Company entered into consulting agreements with two shareholders, Geoffrey Dubey and Joshua Hermelin, pursuant to which the Company agreed to issue an aggregate of 122,000 shares of its common stock in exchange for consulting services to be provided by the two shareholders over a two year term. The total consulting services are valued at $145,180 based upon the closing price of the Company's common stock of $1.19 per share on the date of the agreement. The securities were offered and sold to Mr. Hermelin in reliance upon exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended. We complied with the conditions of Category 3 of 903(b) as follows: Mr. Hermelin is a non-U.S. resident and has not offered or sold their shares to date, an appropriate legend was affixed to the stock certificate issued in accordance with Regulation S, Mr. Hermelin represented that he was not acquiring the securities for the account or benefit of a U.S. person, agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act of 1933 or pursuant to an available exemption from registration and agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act. The Company will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration or under an exemption. The securities were offered and sold to Mr. Dubey in reliance upon exemption from registration either pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Mr. Dubey qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

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