Form 10QSB/A
period 2006-03-31
SKINS INC.
filed 2006-10-03
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51119

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by Skins Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on June 2, 2006 and as amended by Amendment No. 1 on Form 10-QSB/A filed with the SEC on August 18, 2006 (collectively, the “Original Filing”) is being filed to reflect the restatement of certain of our financial statements as described below and elsewhere in this Amendment.

On September 27, 2006, our management concluded that the Company’s previously filed financial statements as of and for three months ended March 31, 2006, should no longer be relied upon as a result of the Company’s determination that it misapplied accounting principles generally accepted in the United States of America in relation to common stock purchased and retired and warrants granted in conjunction with the close of two private placements outlined in the share exchange agreement. This conclusion was based upon conversations between the Company and its independent auditors (Mahoney Cohen & Company, CPA, P.C.). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances regarding the errors in accounting. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 10 - Restatement” in the Notes to Financial Statements for further details.

This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements), Item 2 (Management’s Discussion And Analysis Of Financial Condition And Results Of Operation), and Item 6 (Exhibits). As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-QSB have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB/A QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	2

	Consolidated Statement Stockholders' Equity (Deficiency) for the Year ended December 31, 2005, the three months ended March 31, 2006 and the period from Inception (May 18, 2004) to December 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005, and period from Inception (May 18, 2004) to March 31, 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	28

SIGNATURES		29

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2006
(As Restated) (See Note 10)
ASSETS
Current assets
Cash and cash equivalents	$2,019,139
Prepaid expenses	35,884
Total current assets	2,055,023

Property and equipment, net (Note 3)	3,182
Patent costs (Note 4)	60,407
Total Assets	$2,118,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$440,456
Related party payable	2,080
Derivative Liability	586,800
Total current liabilities	1,029,336

Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,404,006 shares issued and outstanding at March 31, 2006	34,404
Additional paid in capital	1,822,445
Deficit accumulated in the development stage	(767,573)
Total stockholders' equity	1,089,276

Total Liabilities & Stockholders' Equity	$2,118,612

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2006	2005	2006
	(As Restated) (See Note 10)		(Unaudited) (As Restated) (See Note 10)
Operating expenses:	$-	$-

Design and development	34,289	42,424	$173,080

Selling, general and administrative	443,696	37,081	963,399

Total operating expenses	477,985	79,505	1,136,479

Operating Loss	(477,985)	(79,505)	(1,136,479)

Unrealized gain (loss) on derivative instruments	19,237	-	(2,954)
Interest Income	1,268	-	1,268
Interest Expense	(931)	(667)	(5,266)

Net loss	$(458,411)	$(80,172)	(1,143,431)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	19,853,933	16,723,277

The accompanying notes are an integral part of the consolidated financial statements.

SKINS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock		Additional Paid-in (Deficit)	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amounts	Capital	Stage	Equity/(Deficit)

Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000

Net Loss		-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)

Balances at December 31, 2005,	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006			241,157		241,157
Skins, Inc. net assets assumed on March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock	178,572	179	119,821		120,000
Share based compensation on March 31, 2006	-	-	6,149	-	6,149

Net Loss				(458,411)	(458,411)

Balances at March 31, 2006, as Restated, See Note 10	34,404,006	$34,404	$1,822,445	$(767,573)	$(1,089,276)

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2006	2005	2006
	(As Restated)		(As Restated)
	(See Note 10)		(See Note 10)
Cash flows used in operating activities:
Net loss from operations	$(458,411)	$(80,172)	$(1,143,431)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	371	371	2,294
Amortization	817	592	4,275
Issuance of common stock for services	-	-	6
Unrealized gain (loss) on Derivative Instruments	(19,237)		2,954
Share based compensation expense	133,400		247,306
Changes in operating assets and liabilities:
Prepaid expenses	(34,793)	-	(34,793)
Accounts payable and accrued expenses	177,268	42,733	424,639

Net cash used in operating activities	(200,585)	(36,476)	(496,750)

Cash flows used in investing activities:
Purchases of property and equipment	-	-	(3,498)
Patent Costs	-	(1,388)	(56,231)
Net cash used in investing activities	-	(1,388)	(59,729)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,261,462	-	2,261,462
Related Party payments	(78,271)	24,931	(24,844)
Proceeds from issuance of Common Stock	-	-	189,000
Proceeds from note payable	-	-	150,000

Net cash provided by financing activities:	2,183,191	24,931	2,575,618

Net increase/(decrease) in cash and cash equivalents	1,982,806	(12,933)	2,019,139

Cash and cash equivalents at beginning of period	36,533	20,982	-

Cash and cash equivalents at end of period	$2,019,139	$8,049	$2,019,139
Supplemental Schedule of Non-Cash Investing and Financing Activities:

On May 18, 2004 the Company received net liabilities
from a predecessor entity totaling	-	-	32,312

Transfer of deficit due to merger of Skin LLC into Skin Shoes, Inc. on October 20, 2005			375,568

Net liabilities assumed from reverse acquisition on
March 20, 2006, net of cash of $2,261,462	552,755	-	552,755

Conversion of convertible debenture, assumed from
reverse acquisition, to common stock	120,000	-	120,000

Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	30,000		30,000

Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	241,157	-	241,157

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

Skins Inc. and Subsidiary
Notes to Financial Statements

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2006, the Company has no established source of revenues and has accumulated losses of approximately $1,143,431 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates additional funding needed will be attained in the form of equity and/or debt financing.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on the Company’s financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that the Company relinquish valuable rights.

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

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations. At December 31, 2005, the Company had 1,000 common authorized shares and has 515,725 of outstanding shares plus potential shares from the exercise of options that have vested granted. The 514,625 excess potential shares were attributed to the option grants that have vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 9) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its authorization of common stock and cured this liability. At March 16, 2006, the Company reversed out the liability through a charge to unrealized gains on derivative instruments.

In accordance with EITF 00-19, the Company recorded a liability for the derivative instruments that result from the liquidated damages provision it has with stockholders who also hold warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet date after the March 20, 2006 Share Exchange Close, a liability is calculated for 3,000,000 warrants subject to the liquidated damages provision. On March 20, 2006 2,821,428 of the 3,000,000 warrants were granted upon the close of the private placement which occurred immediately prior to the close of the share exchange transaction (Note 8). The Company assumed a derivative liability of $553,846 which was reflected in the net assets assumed on the Company’s Statement of Shareholder Equity (Deficit). The change in the value of the derivative liability from March 20, 2006 was recorded in the Statement of Operations for the three months ended March 31, 2006. The remaining 178,572 warrants were granted in conjunction with the conversion of the convertible debenture. The Company calculated a fair value of $30,000 for the 178,572 warrant upon conversion of the convertible debenture in accordance with EITF 00-27 and treated these warrants as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability from the conversion date, March 20, 2006, to March 31, 2006 was recorded in the Statement of Operations for the three months ended March 31, 2006.

The Company calculated the fair value of the warrants using a Black-Scholes model and recorded a liability of $586,800 at March 31, 2006. The provision requires the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 8)) to be effective by the middle of August 2006. If the Registration Statement is not declared effective before the effectiveness date, the Company will be required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission.

The fair value of the derivative liability at March 31, 2006 was calculated using the Black-Scholes valuation model with the following assumptions:

March 31,
2006
Expected volatility	17.18%
Expected dividends	None
Expected term (in years)	2.9
Risk-free interest rate	4.46%

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

The following table sets forth the computation of basic and diluted loss per share:

	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(458,411)	$(80,172)

Denominator:
Weighted average shares - basic	19,853,933	16,723,277

Effect of dilutive stock options and warrants	-	-
Denominator for diluted earnings per share	19,853,933	16,723,277

Loss per share
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:
March 31, 2006
(unaudited)
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
(unaudited)
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

On March 20, 2006, immediately prior to the closing of the share exchange transaction, the Company closed a private placement of units to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of common stock of the Company and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the private placement for an aggregate of $2,370,000. The proceeds from this private placement offering were included in the net asset assumed by the Company.

On November 2, 2005, the Company sold one convertible debenture in connection to the share exchange agreement in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our share exchange transaction on March 20, 2006. Upon conversion the fair value of the common stock and warrants were accounted for in the March 31, 2006 financial statements based on the relative value on the day of issuance in accordance with EITF 00-27. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear’s 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards. For the three months ended March 31, 2006, the Company recorded compensation expense related to these grants of $1,876.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at March 31, 2006 was $190,614. For the three months ended March 31, 2006 the Company recorded compensation expense related the replacement option grants to the board members of $6,150.

The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three months ended March 31, 2006, the Company recorded compensation expense of $26,993.

The remaining 421,875 options were granted to a non-employee for services that had already been provided. The Company used the provisions of EITF 00-19 to account for these options. On October 24, 2005 the Company did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. The fair value of the options was calculated using the Black-Scholes model at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. The Company recorded the fair value of the options using a Black-Scholes model as of March 16, 2006 and reclassified the total remaining liability from these awards to additional paid in capital. For the period January 1 to March 16, 2006, the Company recorded compensation expense of $98,381.

The fair value of the options granted to consultants and the replacement option grant transactions were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16,	March 31,
	2006	2006
Expected volatility	17.30%	17.18%
Expected dividends	None	None
Expected term (in years)	4.6	4.6
Risk-free interest rate	4.70%	4.46%

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,109,375	$0.80

Outstanding, March 31, 2006	2,109,375	$0.80	4.6	$-

Exercisable, March 31, 2006	656,250	$0.80	4.6	$-

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

2.
Equity awards to employees were computed using the fair value method (calculated method) at the date of replacement and will be expensed over the requisite service period. The Company recorded an expense of $6,150 for the three months ended March 31, 2006. The Company originally did not book any expense related to the replacement awards for the three months ended March 31, 2006.

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

On September 27, 2006, the Company determined it misapplied accounting principles generally accepted in the United States of America in relation to common stock purchased and retired and warrants granted in conjunction with the close of two private placements outlined in the share exchange agreement (Note 8). The following outlines the changes relative to this misapplication:

1.
The repurchase and retirement of 7,418,182 shares of the Company’s common stock for $100,000 was included in the net assets assumed from Skins Inc. on March 20, 2006 on its Statement of Stockholders’ Equity (Deficiency) for the three months ended March 31, 2006 since the transaction occurred prior to the close of the Share Exchange Agreement. The Company originally presented this transaction as a post share exchange agreement transaction on its Statement of Stockholders’ Equity (Deficiency).

2.
Upon conversion of the $150,000 convertible debt on March 20, 2006 the Company allocated the proceeds to the common stock and warrants granted based on the ratio of the fair value of each equity instrument on the commitment date divided by the total fair value of all equity instruments on the commitment date in accordance with EITF 00-27, Issue 15. Based on this calculation the Company allocated $120,000 and $30,000 of the proceeds to common stock and warrants. The $120,000 allocated to the common stock was shown on the Company’s Statement of Stockholders’ Equity (Deficiency) for the three months ended March 31, 2006. The $30,000 allocated to the warrants was initially classified as a liability in accordance with EITF 00-19 due to liquidating damages provision associated with such warrants as outlined in Note 2, Summary of Significant Accounting Policies, Derivative Instruments. The Company originally allocated the total proceeds to the common stock and presented the $150,000 in the Company’s Statement of Stockholders’ Equity (Deficiency).

3.
2,821,428 warrants were granted on the private placement, which occurred immediately prior to the close of the share exchange agreement (Note 8). The Company has a liquidated damages provision with its stockholders who hold these warrants that creates a derivative liability in accordance with EITF 00-19. Therefore, the Company assumed a derivative liability of $553,846 upon the completion of the share exchange agreement based on the 2,821,428 warrants granted in conjunction with the private placement that occurred immediately prior to the close of the share exchange agreement. The Company originally showed that it incurred the derivative liability post the share exchange agreement with the offset of the liability shown on its Statement of Operations for the three months ended March 31, 2006.

4.
The 178,572 warrants that were granted in conjunction with the conversion of the convertible debenture were originally valued at $30,000 on the conversion date and treated as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability for these warrants was shown as the difference in the fair value at March 31, 2006 and the original $30,000 value. The Company originally recorded the total offset of the liability in its Statement of Operations for the three months ended March 31, 2006.

The impact of these adjustments of the Company’s financial results as originally reported is summarized below:

	Three Months Ended March 31, 2006
	As Reported	As Restated
Current liabilities	$442,536	$1,029,336
Total Stockholders’ deficiency	$1,676,076	$1,089,276
Net Loss	$(379,917)	$(458,411)
Net Loss per Common Share	$(0.02)	$(0.02)

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

As of March 31, 2006, we had no established source of revenues and had accumulated losses of $1,143,431 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this prospectus do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be both in the form of equity financing from the sale of common shares and asset based financing or factoring.

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

The unrealized gain on derivative instruments of $19,237 for the three months ended March 31, 2006 represents mainly the fair value change in our derivative liability that resulted from the liquidated damages provision we have with our stockholders who also hold warrants to purchase common stock in accordance with the share exchange agreement.

Our net losses during the quarter ended March 31, 2006 were $458,411, or $0.02 per share, as compared to a net loss of $80,172, or $0.01 per share, during the quarter ended March 31, 2005. The increase in net loss is attributable primarily to the expense incurred in connection with the completion of the share exchange transaction. We have recorded net losses of $1,143,431 since our inception in May 2004.

Liquidity and Capital Resources

At March 31, 2006, we had $2,019,139 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities. We received net proceeds of $2,261,243 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

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

Skins Footwear has yet to initiate sales or demonstrate that it can generate sufficient sales to become profitable. Skins Footwear incurred significant net losses since its inception in May 2004, including a net loss of $532,314 and $152,706 for the years ended December 31, 2005 and 2004, respectively and a net loss of $458,411 for the three months ended March 31, 2006. As of March 31, 2006, Skins Footwear had an accumulated deficit of approximately $767,573 (net of a transfer of deficit to additional paid in capital of $137,290 due to the merger of Skin Shoes, LLC into Skin Shoes, Inc.). Pursuant to our share exchange transaction in March 2006, our sole operations became that of Skins Footwear. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

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

SKINS INC. (Registrant)

October 3, 2006	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)