Form 10QSB/A
period 2006-06-30
SKINS INC.
filed 2006-10-03
CIK 1300744

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

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of June 30, 2006 (unaudited)	1

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005 and period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	2

	Consolidated Statement Stockholders' Equity (Deficiency) for the period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005, and period from Inception (May 18, 2004) to June 30, 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14

PART II - OTHER INFORMATION		21

ITEM 6.	EXHIBITS	21

SIGNATURES		22

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by Skins Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on August 18, 2006 (collectively, the “Original Filing”) is being filed to reflect the restatement of certain of our financial statements as described below and elsewhere in this Amendment.

On September 27, 2006, our management concluded that the Company’s previously filed financial statements as of and for three and six months ended June 30, 2006, should no longer be relied upon as a result of the Company’s determination that it misapplied accounting principles generally accepted in the United States of America in relation to (i) common stock purchased and retired and warrants granted in conjunction with the close of two private placements outlined in the share exchange agreement and (ii) 122,000 fully vested common stock shares granted to two of the Company’s shareholders on April 3, 2006 for consulting services to be provided over a two year term. This conclusion was based upon conversations between the Company and its independent auditors (Mahoney Cohen & Company, CPA, P.C.). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances regarding the errors in accounting. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 9 - Subsequent Events” in the Notes to Financial Statements for further details.

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

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2006 (unaudited) (as restated) (See Note 10)
ASSETS
Current assets
Cash and cash equivalents	$1,357,715
Prepaid expenses	193,046
Total current assets	1,550,761

Property and equipment, net (Note 3)	4,119
Patent costs (Note 4)	72,439
Total Assets	$1,627,319

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$198,670
Related party payable	1,337
Derivative liability	1,831,800
Total current liabilities	2,031,807

Commitments and Contingencies (Note 7)

Stockholders' Deficiency
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,526,006 shares issued and outstanding at June 30, 2006 (Note 1)	34,526
Additional paid in (deficit in) capital	2,047,510
Deficit accumulated in the development stage	(2,486,524)
Total stockholders' deficiency	(404,488)
Total Liabilities & Stockholders' Deficiency	$1,627,319

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2006	2005	2006	2005	2006
			(as restated) (See Note 10)

Operating expenses:

Design and development	$35,293	$—	$69,582	$40,172	$208,373

Selling, general and administrative	451,015	36,512	894,711	75,845	1,414,414

Total operating expenses	486,308	36,512	964,293	116,017	1,622,787

Operating Loss	(486,308)	(964,293)	(964,293)	(116,017)	(1,622,787)

Unrealized (loss) on derivative instruments	(1,245,000)	—	(1,225,763)	—	(1,247,954)
Interest Income	12,357	—	13,625	—	13,625
Interest Expense	—	(667)	(931)	(1,334)	(5,266)

Net loss	$(1,718,951)	$(37,179)	$(2,177,362)	$(117,351)	$(2,862,382)

Basic and diluted loss per share	(0.05)	(0.00)	(0.08)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	33,119,294	16,723,277	26,559,648	16,723,277

The accompanying notes are an integral part of the consolidated financial statements.

SKIN SHOES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
			Additional	Total	Total
	Common Stock		Paid-in (deficit in)	Development	Stockholders'
	Shares	Amounts	Capital	Stage	Equity/(Deficit)

Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss		-	-	(152,706)	(152,706)

Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)

Balances at December 31, 2005 (as restated, see Note 11)	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Shares based Compensation, June 30, 2006			86,156		86,156
Net Loss				(2,177,362)	(2,177,362)

Balances at June 30, 2006 (unaudited) (as restated, see Note 10)	34,526,006	$34,526	$2,047,510	$(2,486,524)	$(404,488)

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2006	2005	2006
Cash flows used in operating activities:	(unaudited) (as restated) (See Note 10)	(unaudited)	(unaudited)
Net loss from operations	$(2,177,362)	$(117,351)	$(2,862,382)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	861	410	2,784
Amortization	1,741	1,185	5,199
Issuance of common stock for services	18,150	-	18,156
Share based Compensation Expense	213,407	-	327,313
Unrealized loss on derivative instruments	1,225,763	-	1,247,954
Changes in operating assets and liabilities:
Prepaid expenses	(64,925)	60,598	(64,925)
Accounts payable and accrued expenses	(64,518)	-	182,853

Net cash used in operating activities	(846,883)	(55,158)	(1,143,048)

Cash flows used in investing activities:
Purchases of property and equipment	(1,427)	-	(4,925)
Patent Costs	(12,956)	(2,072)	(69,187)
Net cash used in investing activities	(14,383)	(2,072)	(74,112)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,261,462	-	2,261,462
Related Party payments	(79,014)	35,753	(25,587)
Proceeds from issuance of Common Stock	-	-	189,000
Proceeds from note payable	-	-	150,000
Increase in cash overdraft	-	495	-

Net cash provided by financing activities:	2,182,448	36,248	2,574,875

Net increase/(decrease) in cash and cash equivalents	1,321,182	(20,982)	1,357,715

Cash and cash equivalents at beginning of period	36,533	20,982	-

Cash and cash equivalents at end of period	$1,357,715	$-	$1,357,715

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	552,755	-	552,755

Conversion of convertible debenture, assumed from reverse acquisition, to common stock	120,000	-	120,000

Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	30,000	-	30,000

On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312

Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568

Issuance of Common Stock to Consultants on April 3, 2006 for Services to be provided for a two year term	127,030	-	127,030

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

Skins Inc. and Subsidiary
Notes to Financial Statements

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2006, the Company has no established source of revenues and has accumulated losses of approximately $2,862,382 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

In accordance with EITF 00-19, the Company recorded a liability for the derivative instruments that result from the liquidated damages provision it has with stockholders who also hold warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet date after the March 20, 2006 Share Exchange Close, a liability is calculated for 3,000,000 warrants subject to the liquidated damages provision. On March 20, 2006, 2,821,428 of the 3,000,000 warrants were granted upon the close of the private placement which occurred immediately prior to the close of the share exchange transaction (Note 8). The Company assumed a derivative liability of $553,846 which was reflected in the net assets assumed on the Company’s Statement of Shareholder Equity (Deficit). The change in the value of the derivative liability from March 20, 2006 was recorded in the Statement of Operations for the six months ended June 30, 2006. The remaining 178,572 warrants were granted in conjunction with the conversion of the convertible debenture. The Company calculated a fair value of $30,000 for the 178,572 warrant upon conversion of the convertible debenture in accordance with EITF 00-27 and treated these warrants as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability from the conversion date, March 20, 2006, to June 30, 2006 was recorded in the Statement of Operations for the six months ended June 30, 2006.

The Company calculated the fair value of the warrants using a Black-Scholes model and recorded a liability of $1,831,800 at June 30, 2006. The provision requires the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 8)) to be effective by the middle of August 2006. If the Registration Statement is not declared effective before the effectiveness date, the Company will be required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission.

Skins Inc. and Subsidiary
Notes to Financial Statements

The fair value of the derivative liability at June 30, 2006 was calculated using the Black-Scholes valuation model with the following assumptions:

June 30, 2006
Expected volatility	73.26%
Expected dividends	None
Expected term (in years)	2.7
Risk-free interest rate	5.21%

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited) (as restated) (See Note 10)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,718,951)	$(37,179)	$(2,177,362)	$(117,351)

Denominator:
Weighted average shares - basic	33,119,294	16,723,277	26,559,648	16,723,277

Effect of dilutive stock options and warrants	—	—	—	—

Denominator for diluted earnings per share	33,119,294	16,723,277	26,559,648	16,723,277

Loss per share
Basic	$(0.05)	$(0.00)	$(0.08)	$(0.01)

Diluted	$(0.05)	$(0.00)	$(0.08)	$(0.01)

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

June 30, 2006
(unaudited)
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
(unaudited)
Patent costs	$77,638

Less accumulated amortization	(5,199)

$72,439

Amortization expense related to patents was $1,741 and $1,185 for the six months ended June 30, 2006 and June 30, 2005, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $4,000 for each year.

NOTE 5: RELATED PARTY PAYABLES

As of June 30, 2006, there is a loan payable to a stockholder of the Company totaling $1,337 and accrued interest on this loan of $3,121. The proceeds from this loan was used to pay various operating expenses. Interest has been accrued at a rate of 5%. Interest expense for the six months ended June 30, 2006 on this loan was $147.

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

On April 3, 2006 the Company granted 122,000 fully vested shares of the Company's common stock to two shareholders for consulting services to be provided over a two year term beginning April 3, 2006. The Company valued the transaction based on the fair value of its common stock on the date of grant and will amortize the expense ratably over the two year term. Prepaid consulting expense of $127,030 was recognized and presented as a prepaid asset at June 30, 2006.

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

On November 2, 2005, the Company sold one convertible debenture in connection to the share exchange agreement in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our share exchange transaction on March 20, 2006. Upon conversion the fair value of the common stock and warrants were accounted for in the June 30, 2006 financial statements based on the relative value on the day of issuance in accordance with EITF 00-27. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

On June 30, 2006 the Company had 34,526,006 outstanding shares of common stock, options to purchase 2,709,375 shares of common stock, and warrants to purchase 3,000,000 shares of common stock.

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear ’s 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards. For the six months ended June 30, 2006, the Company recorded compensation expense related to these grants of $1,876.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at June 30, 2006 was $172,167. For the six months ended June 30, 2006 the Company recorded compensation expense related the replacement option grants to the board members of $24,596.

•  The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the six months ended June 30, 2006, the Company recorded compensation expense of $83,025.

•  The remaining 421,875 options were granted to a non-employee for services that had already been provided. The Company used the provisions of EITF-00-19 to account for these options. At the grant date and at December 31, 2005, the Company treated the option grant as liability award because it did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. The fair value of the options was calculated using the Black-Scholes model at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. The Company recorded the fair value of the options using a Black-Scholes model as of March 16, 2006 and reclassified the total remaining liability from these awards to additional paid in capital. For the period January 1 to March 16, 2006, the Company recorded compensation expense of $98,381.

•  The fair value of the options granted to consultants and the replacement option grant transactions were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16, 2006	June 30, 2006
Expected volatility	17.30%	73.26%
Expected dividends	None	None
Expected term (in years)	4.6	4.7
Risk-free interest rate	4.70%	5.21%

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

The total compensation expense from these awards was $197,235, which is expected to be recognized over a period of 36 months. The total compensation expense related to the non-vested options on these awards at June 30, 2006 is $191,706. For the six months ended June 30, 2006, the Company recorded compensation expense related to the May 15, 2006 and June 19, 2006 option grants of $5,529.

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

NOTE 9: SUBSEQUENT EVENTS

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

The Company has restated its financial statements for the six months ended June 30, 2006.

NOTE 10: RESTATEMENT

On September 27, 2006, the Company determined it misapplied accounting principles generally accepted in the United States of America in relation to common stock purchased and retired and warrants granted in conjunction with the close of two private placements outlined in the share exchange agreement (Note 7). The following outlines the changes relative to this misapplication:

1.
The repurchase and retirement of 7,418,182 shares of the Company’s common stock for $100,000 was included in the net assets assumed from Skins Inc. on March 20, 2006 on its Statement of Stockholders’ Equity (Deficiency) for the six months ended June 30, 2006 since the transaction occurred prior to the close of the Share Exchange Agreement. The Company originally presented this transaction as a post share exchange agreement transaction on its Statement of Stockholders’ Equity (Deficiency).

2.
Upon conversion of the $150,000 convertible debt on March 20, 2006 the Company allocated the proceeds to the common stock and warrants granted based on the ratio of the fair value of each equity instrument on the commitment date divided by the total fair value of all equity instruments on the commitment date in accordance with EITF 00-27, Issue 15. Based on this calculation the Company allocated $120,000 and $30,000 of the proceeds to common stock and warrants. The $120,000 allocated to the common stock was shown on the Company’s Statement of Stockholders’ Equity (Deficiency) for the six months ended June 30, 2006. The $30,000 allocated to the warrants was initially classified as a liability in accordance with EITF 00-19 due to liquidating damages provision associated with such warrants as outlined in Note 2, Summary of Significant Accounting Policies, Derivative Instruments. The Company originally allocated the total proceeds to the common stock and presented the $150,000 in the Company’s Statement of Stockholders’ Equity (Deficiency).

3.
2,821,428 warrants were granted on the private placement, which occurred immediately prior to the close of the share exchange agreement (Note 8). The Company has a liquidated damages provision with its stockholders who hold these warrants that creates a derivative liability in accordance with EITF 00-19. Therefore, the Company assumed a derivative liability of $553,846 upon the completion of the share exchange agreement based on the 2,821,428 warrants granted in conjunction with the private placement that occurred immediately prior to the close of the share exchange agreement. The Company originally showed that it incurred the derivative liability post the share exchange agreement with the offset of the liability shown on its Statement of Operations for the six months ended June 30, 2006.

4.
The 178,572 warrants that were granted in conjunction with the conversion of the convertible debenture were originally valued at $30,000 on the conversion date and treated as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability for these warrants was shown as the difference in the fair value at June 30, 2006 and the original $30,000 value. The Company originally recorded the total offset of the liability in its Statement of Operations for the six months ended June 30, 2006.

On September 27, 2006, the Company determined it misapplied accounting principles generally accepted in the United States of America in relation to the 122,000 fully vested common stock shares granted to two of the Company’s shareholders on April 3, 2006 for consulting services to be provided over a two year term (Note 5). The following outlines the changes relative to this misapplication:

1.
The Company valued the transaction based on the fair value of its common stock on the date of the grant and will amortize the expense ratably over the two year term in accordance with FAS 123(R). The unamortized portion was treated as a prepaid asset at June 30, 2006 in accordance with EITF 00-18. The Company originally recorded the unamortized portion of the expense as a contra-equity account in its Statement of Stockholders’ Equity (Deficiency).

The impact of these adjustments of the Company financial results as originally reported is summarized below:

Six-Months Ended June 30, 2006

	As Reported	As Restated
Total current assets	$1,423,731	$1,550,761
Total assets	$1,500,289	$1,627,319
Total stockholders’ deficiency	$(531,519)	$(404,488)
Net loss	$(2,761,208)	$(2,177,362)
Net loss per common share	$(0.10)	$(0.08)

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

Our design and development expenses increased to $35,293 for the three months ended June 30, 2006. The primary reason for the increase was the increase in compensation for our in-house designer.

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

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net revenues during the six months ended June 30, 2006 and 2005 were nil.

Our design and development expenses increased $29,410 to $69,582 for the six months ended June 30, 2006, as compared to $40,172 for the same period in 2005. The primary reason for the increase was the increase in compensation for our in-house designer.

Our selling, general and administrative expenses increased $818,866 to $894,711 for the six months ended June 30, 2006, as compared to $75,845 for the same period in 2005. The increase was primarily due to the legal, accounting, stock based compensation, and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, commencement of compensation to its chief executive officer and chairman of the board, hiring of new key personnel and consultants, opening a new office location in Manhattan and compensation expense related to our stock option grants.

The unrealized loss on derivative instruments of $1,225,763 for the six months ended June 30, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have with in a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net losses for the six months ended June 30, 2006 were $2,177,362, or $0.08 per share, as compared to a net loss of $117,351, or $0.01 per share for the same period in 2005. The increase in net loss is attributable primarily to an increase in unrealized loss on derivative instruments and an increase in our selling, general and administration.

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

In August and September 2006, we determined that we had discovered accounting inaccuracies in previously reported financial statements and, following consultation with our auditors, we decided to restate our financial statements for the year ended December 31, 2005 and the three months and six months ended March 31, 2006 and June 30, 2006, respectively. The restatements related to our determination that we misapplied accounting principles generally accepted in the United States of America in relation to (i) options granted on October 24, 2005 that were cancelled and replaced on March 16, 2006, (ii) derivative instruments that existed at December 31, 2005, March 31, 2006 and June 30, 2006, and (iii) 122,000 fully vested common stock shares granted to two of the Company’s shareholders on April 3, 2006 for consulting services to be provided over a two year term. This conclusion was based upon conversations between us, our independent auditors and comments received from the Securities and Exchange Commission in connection with the filing and review of a registration statement on Form SB-2.

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

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and maintain an effective internal controls over financial reporting could result in accounting errors such as those which led to the restatement of our financial statements in the year ended December 31, 2005 and the three and six months ended March 31, 2006 and June 30, 2006, respectively, which could adversely impact our public disclosures regarding our business, financial condition or results of operations. We may in the future identify similar errors in prior period financial information, requiring further restatement of our financial statements. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions may have an adverse impact on the price of our common stock.

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

PART II-OTHER INFORMATION

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