Form 10QSB
period 2006-09-30
SKINS INC.
filed 2006-11-14
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(212) 561-5111
(Registrant's telephone number, including area code)

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

There were 34,526,006 shares outstanding of registrant's common stock, par value $.001 per share, as of November 6, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐  No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of September 30, 2006 (unaudited)	2

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005 and period from Inception (May 18, 2004) to September 30, 2006 (unaudited)	3

	Consolidated Statement Stockholders' Equity (Deficiency) for the period from Inception (May 18, 2004) to September 30, 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005, and period from Inception (May 18, 2004) to September 30, 2006 (unaudited)	5

	Notes to the Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16

ITEM 3.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION		22

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	23

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2/A filed on August 18, 2006 with the Securities and Exchange Commission for the period ended December 31, 2005.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2006 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$699,258
Prepaid expenses	215,477
Total current assets	914,735

Property and equipment, net (Note 3)	7,053
Patent costs (Note 4)	103,695
Total Assets	$1,025,483

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$85,506
Related party payable	746
Derivative liability	1,890,600
Total current liabilities	1,976,852

Commitment And Contingencies (Note 6)

Stockholders' Deficiency
Common Stock, $.001 par value; 436,373,650 shares authorized; 34,526,006 shares issued and outstanding at September 30, 2006 (Note 1)	34,526
Additional paid in capital	2,177,728
Deficit accumulated in the development stage	(3,163,623)
Total stockholders' equity	(951,369)
Total Liabilities & Stockholders' Equity	$1,025,483

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2006	2005	2006	2005	2006
Operating expenses:

Design and development	$94,457	$611	$164,038	$40,783	$302,829

Selling, general and administrative	531,551	30,426	1,426,263	106,271	1,945,966

Total operating expenses	626,008	31,037	1,590,301	147,054	2,248,795

Operating Loss	(626,008)	(31,037)	(1,590,301)	(147,054)	(2,248,795)

Unrealized (loss) on derivative instruments	(58,800)	--	(1,284,563)	--	(1,306,754)
Interest Income	7,709	--	21,334	--	21,334
Interest Expense	--	(667)	(931)	(2,001)	(5,266)

Net loss	$(677,099)	$(31,704)	$(2,854,461)	$(149,055)	$(3,539,481)

Basic and diluted loss per share	(0.02)	(0.00)	(0.10)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	33,122,006	16,723,277	28,779,270	16,723,277

The accompanying notes are an integral part of the consolidated financial statements.

SKIN SHOES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock
	Shares	Amounts	Additional Paid-in (deficit in) Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/(Deficit)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss		-	-	(152,706)	(152,706)

Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)

Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Shares based compensation, June 30, 2006			86,156		86,156
Share based compensation, September 30, 2006			130,218		130,218
Net Loss				(2,854,461)	(2,854,461)

Balances at September 30, 2006 (unaudited)	34,526,006	$34,526	$2,177,728	$(3,163,623)	$(951,369)

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss from operations	$(2,854,461)	$(149,055)	$(3,539,481)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	1,624	1,113	3,547
Amortization	2,846	1,777	6,304
Issuance of common stock for services	36,300	-	36,306
Share based Compensation Expense	343,625	-	457,531
Unrealized loss on derivative instruments	1,284,563	-	1,306,754
Changes in operating assets and liabilities:
Prepaid expenses	(105,506)	-	(105,506)
Accounts payable and accrued expenses	(177,682)	98,409	69,689

Net cash used in operating activities	(1,468,691)	(47,756)	(1,764,856)

Cash flows used in investing activities:
Purchases of property and equipment	(5,124)	(332)	(8,622)
Patent Costs	(45,317)	(14,189)	(101,548)
Net cash used in investing activities	(50,441)	(14,521)	(110,170)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,261,462	-	2,261,462
Related Party payments	(79,605)	41,295	(26,178)
Proceeds from issuance of Common Stock	-	-	189,000
Proceeds from note payable	-	-	150,000

Net cash provided by financing activities:	2,181,857	41,295	2,574,284

Net increase/(decrease) in cash and cash equivalents	662,725	(20,982)	699,258

Cash and cash equivalents at beginning of period	36,533	20,982	-

Cash and cash equivalents at end of period	$699,258	$-	$699,258

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	552,755	-	552,755

Conversion of convertible debenture, assumed from reverse acquisition, to common stock	120,000	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	30,000	-	30,000
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	127,030		127,030

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

Logicom was incorporated in the State of Nevada on January 23, 2004. Logicom was in the development stage since its formation and it had not realized any revenues from its planned operations. Logicom originally intended to develop, market and support a voice interface software platform that would make the information and services of enterprises, telecommunications networks and the Internet accessible from telephone. Logicom's chief software designer resigned on July 4, 2005. Logicom entered into a share exchange agreement with all of the shareholders of Skins Footwear, a privately held development stage footwear company, on November 2, 2005.

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skin Shoes, Inc. as a wholly owned subsidiary and merged with and into Skin Shoes, Inc. on October 20,  2005, resulting in Skin Shoes, Inc. becoming the surviving Delaware corporation and the limited liability company ceasing to exist. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC, which was then contributed to Skin Shoes, Inc., and as a result the accumulated deficit was reclassified to additional paid in capital at October 20, 2005 in the consolidated statements of stockholders' equity.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on September 30, 2006 will not agree to the total loss from May 18, 2004 (inception date) to September 30, 2006 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2006, the Company has no established source of revenues and has accumulated losses of $3,539,481 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on the Company's financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company's common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Skins Footwear. All significant inter-company transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions. At various times throughout the years, the Company's cash balances exceeded FDIC insurance limits.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Skins Inc. and Subsidiary
Notes to Financial Statements

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

Design and Development

      Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2,“Accounting for Research and Development Costs.” These costs include research, related overhead expenses, including salaries and other personnel related expenses, travel costs, supplies and depreciation of equipment.

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

Estimated Fair Value of Financial Instruments

       The Company's financial instruments include cash, accounts payable and related party loans payable. Management believes the estimated fair value of cash and accounts payable at September 30, 2006 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of related party loans cannot be determined due to lack of similar instruments available to the Company.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2006, the Company had a full valuation allowance against its deferred tax assets.

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

Skins Inc. and Subsidiary
Notes to Financial Statements

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations. At December 31, 2005, the Company had 1,000 common authorized shares and had 515,725 of outstanding shares plus potential shares from the exercise of options that had vested. The 514,725 excess potential shares were attributed to the option grants that had vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 9) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its authorization of common stock and cured this liability. At March 16, 2006, the Company reversed out the liability through a charge to unrealized gains on derivative instruments.

In accordance with EITF 00-19, the Company recorded a liability for the derivative instruments that result from the liquidated damages provision it has with stockholders who also hold warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet date after the March 20, 2006 Share Exchange Close, a liability is calculated for 3,000,000 warrants subject to the liquidated damages provision. On March 20, 2006, 2,821,428 of the 3,000,000 warrants were granted upon the close of the private placement which occurred immediately prior to the close of the share exchange transaction (Note 8). The Company assumed a derivative liability of $553,846 which was reflected in the net assets assumed on the Company's Statement of Shareholder Equity (Deficit). The change in the value of the derivative liability from March 20, 2006 was recorded in the Statement of Operations for the nine months ended September 30, 2006. The remaining 178,572 warrants were granted in conjunction with the conversion of the convertible debenture. The Company calculated a fair value of $30,000 for the 178,572 warrant upon conversion of the convertible debenture in accordance with EITF 00-27 and treated these warrants as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability from the conversion date, March 20, 2006, to September 30, 2006 was recorded in the Statement of Operations for the nine months ended September 30, 2006.The Company calculated the fair value of the warrants using a Black-Scholes model and recorded a liability of $1,890,600 at September 30, 2006. The provision requires the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 8)) by the middle of August 2006. If the Registration Statement is not declared effective before the effectiveness date, the Company will be required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission.

On October 10, 2006 the registration statement was declared effective by the United States Securities and Exchange Commission. As a result the Company reclassified its derivative liability at October 10, 2006 to additional paid in capital in accordance with paragraph 10 of EITF 00-19.  In addition, the Company is in the process of obtaining waivers from all of the share exchange stockholders that will waive their right to any liquidating damages incurred prior to the effective declaration of the Company's registration statement. All waivers are anticipated to be received by the end of November.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three-month periods ended September 30, 2006 and 2005, the Company had 1,404,000 and 1,304,416 common shares held in escrow, respectively. The escrow amounts for all periods prior the to March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied (Note 8).

Skins Inc. and Subsidiary
Notes to Financial Statements

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Because the Company had a loss from operations for the three and nine month periods ended September 30, 2006, respectively, inclusion of the Company's 2,709,375 outstanding options and 3,000,000 warrants at September 30, 2006 have an anti-dilutive effect on loss per share.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(677,099)	$(31,704)	$(2,854,461)	$(149,055)

Denominator:
Weighted average shares - basic	33,122,006	16,723,277	28,779,270	16,723,277

Effect of dilutive stock options and warrants	--	--	--	--

Denominator for diluted earnings per share	33,122,006	16,723,277	28,779,270	16,723,277
Loss per share
Basic	$(0.02)	$(0.00)	$(0.10)	$(0.01)

Diluted	$(0.02)	$(0.00)	$(0.10)	$(0.01)

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

September 30, 2006
(unaudited)
Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	7,535
10,600
Less accumulated depreciation	3,547

$7,053

Depreciation expense related to property and equipment was $1,624 and $1,113 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4: PATENT COSTS

The Company has applied for several patents. The Company has not been granted any patents. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value.

Skins Inc. and Subsidiary
Notes to Financial Statements

September 30, 2006
(unaudited)
Patent costs	$109,999

Less accumulated amortization	6,304

$103,695

Amortization expense related to patents was $2,846 and $1,777 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $4,000 for each year.

NOTE 5: RELATED PARTY PAYABLES

As of September 30, 2006, there is a loan payable to a stockholder of the Company totaling $746. The proceeds from this loan was used to pay various operating expenses.

For the nine months ended September 30, 2006 and 2005, consulting expenses incurred to Mage LLC was $75,000 and $0 respectively. A director of the company is a principal of Mage, LLC.

As of September 30, 2006 the Company granted 843,750 options exercisable at $.80 cents a share that vest over three years to two members of the Board of Directors of the Company, with approximately 257,800 options vested.

On April 3, 2006 the Company granted 122,000 fully vested shares of the Company's common stock to two shareholders for consulting services to be provided over a two year term beginning April 3, 2006. The Company valued the transaction based on the fair value of its common stock on the date of grant and will amortize the expense ratably over the two year term. Prepaid consulting expense of $108,880 was recognized and presented as a prepaid asset at September 30, 2006.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company has entered into a buying agency and sourcing agreement dated December 7, 2005 and amended February 27, 2006 with Atsco Footwear, LLC in which Atsco will be responsible for sourcing, commercialization, and line review. The term of the agreement is for one year, beginning March 1, 2006, with an option to extend the agreement for an additional year under the same terms and conditions. It is agreed the Company will pay Atsco an 8% commission fee on all merchandise shipped to the Company under any order placed for the Company by Atsco or subsequently placed directly with a factory as a reorder unless the agreement is terminated. According to the agreement, the Company, beginning March 1, 2006, started accruing prepaid commissions of $6,000 per month, to be adjusted to actual at the end of the first year of business on March 1, 2007.

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

•
Assumed, at the closing of the share exchange transaction, Skins Footwear's Incentive Plan and certain stock option agreements entered into between Skins Footwear and certain persons who have already received stock options from the Skins Footwear pursuant to its 2005 Incentive Plan;

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

On November 2, 2005, the Company sold one convertible debenture in connection to the share exchange agreement in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our share exchange transaction on March 20, 2006. Upon conversion the fair value of the common stock and warrants were accounted for in the September 30, 2006 financial statements based on the relative value on the day of issuance in accordance with EITF 00-27. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

On September 30, 2006 the Company had 34,526,006 outstanding shares of common stock, options to purchase 2,709,375 shares of common stock, and warrants to purchase 3,000,000 shares of common stock.

NOTE 8: STOCK OPTIONS

In October 2005, Skins Footwear's Board of Directors approved the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan provides that the following types of awards may be granted under the 2005 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals, stock units and other stock-based awards, short-term cash incentive awards or any other award. Under the 2005 Plan, awards may be granted with respect to a maximum of 3,375,000 shares of Skins Footwear's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company.

Skins Inc. and Subsidiary
Notes to Financial Statements

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear 's 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards. For the nine months ended September 30, 2006, the Company recorded compensation expense related to these grants of $1,876.

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

The replacement options to the two board members were treated as replacement equity awards. On the date of replacement the Company calculated the fair value (calculated method) of the replacement options using a Black-Scholes option valuation model that uses the assumptions noted in the following table. At the time of the replacement of the options the Company was non-public and calculated its expected volatility based on the calculated method using the Dow Jones US Footwear Index. The Company elected to use the calculated method because it did not have a trading history for its stock and it was a development stage company. The Company chose the Dow Jones US Footwear Index because it represents an industry index closest to which the Company operates. The Company estimates option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	17.30%

Expected dividends	0

Expected Term (Years)	3

Risk free interest rate	4.70%

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at September 30, 2006 was $153,721. For the nine months ended September 30, 2006 the Company recorded compensation expense of $43,042 related the replacement option grants to the board members.

Skins Inc. and Subsidiary
Notes to Financial Statements

•  The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the nine months ended September 30, 2006, the Company recorded compensation expense of $138,649.

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

•  The fair value of the options granted to consultants and the replacement option grant transactions were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16, 2006	September 30, 2006
Expected volatility	17.30%	82.91%
Expected dividends	None	None
Expected term (in years)	4.6	4.0
Risk-free interest rate	4.70%	4.62%

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

Skins Inc. and Subsidiary
Notes to Financial Statements

	May 15, 2006 Grant	June 19, 2006 Grant
Expected Volatility	59.07%	68.80%
Expected dividends	0	0
Expected Term (Years)	3	3
Risk Free Interest Rate	5.00%	5.11%

The total compensation expense from these awards was $197,235, which is expected to be recognized over a period of 36 months. The total compensation expense related to the non-vested options on these awards at September 30, 2006 is $175,113. For the nine months ended September 30, 2006, the Company recorded compensation expense of $22,122 related to the May 15, 2006 and June 19, 2006 option grants.

In addition on May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period. Fair value will be calculated using a Black-Scholes model. For the nine-months ended September 30, 2006, the Company recorded compensation expense of $39,555.

A summary of option activity under the Option Plan as of September 30, 2006, and changes during the nine months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,109,375	$0.80
Granted, May 9	300,000	1.06
Granted, May 15	150,000	1.10
Granted, June 19	150,000	1.19
Outstanding, September 30, 2006	2,709,375	$0.87	3.88	$--

Exercisable, September 30, 2006	1,012,500	$0.82	3.88	$--

A summary of the status of the Company's non-vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2006	1,593,750	$0.23
Granted	600,000	0.65
Vested	(496,875)	0.29
Non-vested, September 30, 2006	1,696,875	$0.36

The weighted average fair value for 2,109,375 options that were initially liability awards that became equity awards on March 16, 2006 is $0.23 per option based on a Black-Scholes Model calculated on March 16, 2006. The Company has a policy of using authorized shares not previously issued to satisfy stock option exercises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management's Discussion and Analysis or Plan of Operation describes the matters Skins considers to be important to understanding Skins' history, technology, current position, financial condition and future plans. Our fiscal year begins on January 1 and ends on December 31.

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

In April 2006, we changed our corporate name from “Logicom Inc.” to “Skins Inc.” and we changed the name of our operating subsidiary from Skins Shoes, Inc. to Skins Footwear Inc. Skins Footwear Inc. was originally organized in May 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC and, in 2005, merged with Skins Footwear Inc., a Delaware corporation, whereby the corporation was the surviving entity. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC and as a result the accumulated deficit was reclassified to additional paid in capital to the extent of additional paid in capital at October 20, 2005 in the consolidated statements of stockholders' equity.

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

•
effected a 1 for 8.727273 forward stock split on December 16, 2005 that resulted in the shareholders of Skins, after adjustment for the repurchase of Mr. Weaver's shares, holding an aggregate of 12,000,006 common shares prior to the closing of the Share Exchange Transaction;

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

•
assumed, at the closing of the Share Exchange Transaction, Skins Footwear's 2005 Incentive Plan and stock option agreements entered into between Skins Footwear and certain persons who have received stock options from Skins Footwear pursuant to its 2005 Incentive Plan;

•
appointed Mark Klein, the President of Skins Footwear, to the office of President and Chief Executive Officer of Skins and accepted the resignation of Gary Musil, Skins' former President, from that office, effective at the closing of the Share Exchange Transaction; and

•
increased the number of directors of Skins to five and elected as directors of Skins at the completion of the Share Exchange Transaction all four of the current directors of Skins Footwear (i.e., Mark Klein, Michael J. Rosenthal, Stephen Hochberg and Steve Reimer).

The Share Exchange Transaction was completed on March 20, 2006. Immediately after the closing of the Share Exchange Transaction, and taking into account the 1 for 8.727273 forward stock split, the repurchase of Mr. Weaver's shares and the private placements (as described below), Skins had 34,404,006 outstanding shares of common stock, options to purchase 2,109,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock. At the close of the Share Exchange Transaction, the former shareholders of Skins Footwear owned approximately 56% of the issued and outstanding shares of Skins, the previous shareholders of Skins owned approximately 9% of the outstanding shares and the investors in the private placements owned approximately 35% of the outstanding shares. The forward stock split and the repurchase of Mr. Weaver's shares were effected to reach the foregoing ownership percentages.

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

In the second private placement, which occurred immediately prior to the closing of the Share Exchange Transaction on March 20, 2006, Skins closed a private placement of units to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of common stock of Skins and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the second private placement for an aggregate of $2,370,000. We agreed to register, and did register, all of the securities issued pursuant to the first and second private placements.

DESCRIPTION OF THE COMPANY POST SHARE EXCHANGE

We are a development stage company. We have not yet realized any revenues from our planned operations. We intend to initially design, manufacture and market high quality men's and women's footwear. Our primary activities have been conducting research and development, performing business, strategic and financial planning, and raising capital.

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

As of September 30, 2006, we had no established source of revenues and had accumulated losses of $3,438,427 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this prospectus do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be both in the form of equity financing from the sale of common shares and asset based financing or factoring.

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

A fully developed men's and women's production Bone and Skins is estimated to be completed by the end of November 2006. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested retail price of approximately $150. This first collection will have approximately eight Skins patterns per gender, with an average of four to five color and material selections per pattern for a total amount of 64 to 70 stock keeping units, and will be designed for the Spring season.

Our Skins are being designed by outsourced design firms we work with. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand. Our products will then be sourced and commercialized by Atsco on our behalf, such as the design and material implementation and development for the Skins, Bones, packaging, and displays.

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

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

Our current plan is launch a limited nationwide distribution by mid-January 2007. Our long-term anticipation is to be in approximately 200 stores by the end December 2007.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net revenues during the quarters ended September 30, 2006 and 2005 were nil.

Our design and development expenses increased $93,846 to $94,457 for the three months ended September 30, 2006, as compared to $611 for the same period in 2005. The primary reason for the increase was the outsourcing of design work to design firms.

Our selling, general and administrative expenses increased $501,125 to $531,551 for the three months ended September 30, 2006, as compared to $30,426 for the same period in 2005. The increase was primarily due to an increase in our advertising and promotion expense, hiring of new key personnel and consultants, and compensation related to our stock option grants.

The unrealized loss on derivative instruments of $58,800 for the three months ended September 30, 2006 represent the Fair Value Charge in our derivative liability that resulted from the liquidated damages provision we have within a Subscription Agreement with certain of our stockholders who hold warrants to purchase Common Stock in accordance with the Share Exchange Agreement.

Our net losses during the quarter ended September 30, 2006 were $677,099, or $0.02 per share, as compared to a net loss of $31,704, or $0.00 per share, during the quarter ended September 30, 2005. The increase in net loss is attributable primarily to increases in our design and development, and selling, general and administration expenses.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net revenues during the nine months ended September 30, 2006 and 2005 were nil.

Our design and development expenses increased $123,255 to $164,038 for the nine months ended September 30, 2006, as compared to $40,783 for the same period in 2005. The primary reason for the increase was the increase in compensation for our in-house designer, and outsourcing of design work to design firms.

Our selling, general and administrative expenses increased $1,319,992 to $1,426,263 for the nine months ended September 30, 2006, as compared to $106,271 for the same period in 2005. The increase was primarily due to the legal, accounting, stock based compensation, and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, commencement of compensation to its chief executive officer and chairman of the board, hiring of new key personnel and consultants, increase our advertising and promotion expense, opening a new office location in Manhattan and compensation expense related to our stock option grants.

The unrealized loss on derivative instruments of $1,284,563 for the nine months ended September 30, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net losses for the nine months ended September 30, 2006 were $2,854,461, or $0.10 per share, as compared to a net loss of $149,055, or $0.01 per share for the same period in 2005. The increase in net loss is attributable primarily to an increase in unrealized loss on derivative instruments and an increase in our selling, general and administration expenses.

 Liquidity and Capital Resources

At September 30, 2006, we had $699,258 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities. We received net proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

Net cash used in operating activities for the nine months ended September 30, 2006 was $1,468,691. We have had no revenues since our inception in May 2004. Operating expenditures in the current quarter primarily consisted of design and development, advertising and promotion, legal and accounting fees and salaries.

At September 30, 2006, we had 2,709,375 stock options and 3,000,000 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.87 per share. The outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, at September 30, 2006, the outstanding options and warrants represented a total of 5,709,375 shares issuable for a maximum of $5,349,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2006, we anticipate that we will need financing to enable us to meet our anticipated expenditures for the next five months.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Registration Statement on Form SB-2 and Quarterly Reports on Form 10-QSB, as filed with the Securities and Exchange Commission.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management's Discussion and Analysis or Plan of Operation”. These statements include certain projections and business trends that are “forward-looking.” These statements include certain projections and business trends that are “forward-looking”. Forward-looking statements can include statements containing a projection of revenues, income (including income loss) , earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items; a statement of the plans and objectives of management for future operations, including plans or objectives relating to the products or services of the issuer; a statement of future economic performance, including any such statement contained in a discussion and analysis of financial condition by the management or in the results of operations included pursuant to the rules and regulations of the SEC; any report issued by an outside reviewer retained by an issuer, to the extent that the report assesses a forward-looking statement made by the issuer; or a statement containing a projection or estimate of such other items as may be specified by rule or regulation of the SEC. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our limited operating history;

•	Our lack of profits from operations;

•	Our recent restatement of our financial statements;

•	Our ability to raise additional funds on acceptable terms or at all;

•	Our ability to successfully design, manufacture and commercialize our proposed product;

•	Our reliance on one unproven and undeveloped product type;

•	Rapidly changing consumer demands for footwear products;

•	Our unestablished brand;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees;

•	The limited trading market for our common stock; and

•	The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors” and “Management's Discussion and Analysis or Plan of Operation.”

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures, after the closing of the Share Exchange on March 20, 2006, were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations. In addition, our CEO concluded that we did not have an effective system or ability to monitor and timely file federal and state tax returns. We discovered that we had failed to file our federal and state tax returns since our inception in 2004.

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

SKINS INC. (Registrant)

November 14, 2006	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)