Form 10KSB
period 2006-12-31
SKINS INC.
filed 2007-04-17
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission File Number: 000-51119

SKINS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

45 West 21st Street, 2nd Floor New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 561-5111
(Registrant's telephone number, including area code)

Securities registered under section 12(b) of the Exchange Act: (none)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 value per share

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year: $0

As of April 13, 2007 there were 36,771,745 shares of the registrant’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $31,800,000, based on the average of the bid ($1.23) and ask ($1.25) prices of such stock on that date. For purposes of this calculation only, all directors, officers, and each holder of a 10% or greater beneficial interest in the Company have been deemed affiliates.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SKINS INC.
FORM 10-KSB ANNUAL REPORT

Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Certification Pursuant to Section 1350

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management's Discussion and Analysis or Plan of Operation” and “Description of Business.” These statements include certain projections and business trends that are “forward-looking.” Forward-looking statements can include statements containing a projection of revenues, income (including income loss) , earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items; a statement of the plans and objectives of management for future operations, including plans or objectives relating to the products or services of the issuer; a statement of future economic performance, including any such statement contained in a discussion and analysis of financial condition by the management or in the results of operations included pursuant to the rules and regulations of the SEC; any report issued by an outside reviewer retained by an issuer, to the extent that the report assesses a forward-looking statement made by the issuer; or a statement containing a projection or estimate of such other items as may be specified by rule or regulation of the SEC. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

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

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management's Discussion and Analysis or Plan of Operation,” and “Description of Business.”

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

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

We have designed and continue to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. We intend to initially design, manufacture and market high quality men's and women's footwear and are finalizing the first Skins collection with an anticipated early Fall 2007 commercial launch.

Our management hopes that its product concept will act as the link between the traditional footwear industry and the apparel industry - allowing consumers to view Skins like a shirt, changing them frequently, matching skins to an outfit or supporting their favorite sports team with a Skin fitted with the team's logo.

Since consumers typically prefer to try on shoes before a purchase, footwear sales traditionally occur in locations that have footwear-selling expertise. We believe we should be able to market our products via traditional footwear channels but also via non-traditional channels including the Internet and retail locations without a footwear department. Once a consumer owns a Bone, any Skin purchased in the same size will fit and a consumer will not need to be concerned as to the fit or feel of the product at that point, allowing the purchase of a Skin to be done through non-traditional footwear channels.

Corporate Information

We were incorporated in the State of Nevada on January 23, 2004. We were originally organized as “Logicom Inc.” to develop, market and support a voice interface software platform that would make the information and services of enterprises, telecommunications networks and the Internet accessible from telephone. Our chief software designer resigned on July 4, 2005, after which our active operations ceased. On March 20, 2006, we closed a share exchange transaction pursuant to which we (i) became the 100% parent of Skins Footwear Inc., a Delaware corporation (“Skins Footwear”), (ii) assumed the operations of Skins Footwear, (iii) subsequently changed our name from Logicom Inc. to Skins Inc.

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skins Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skins Shoes, Inc. as a wholly owned subsidiary and merged with and into Skins Shoes, Inc. on October 20,  2005, resulting in Skins Shoes, Inc. becoming the surviving Delaware corporation and the limited liability company ceasing to exist. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skins Shoes, LLC, which was then contributed to Skin Shoes, Inc., and as a result the accumulated deficit was reclassified to additional paid in capital at October 20, 2005 in the consolidated statements of stockholders' equity.

Our corporate offices are located at 45 West 21st Street, 2nd Floor, New York, New York 10010.

The Skins Product Concept

We believe that there are few, if any, methods for a consumer to change the look of their shoe other than buying multiple pairs, in multiple colors, or multiple styles. With the average price of high quality shoes ranging anywhere from $150 and up, the purchase of new shoes can be a costly proposition for consumers.

Other markets have already launched products that exploit the concept of cost and style in terms of interchangeability. Within the watch market, companies offer cost effective, fashionable watches that have interchangeable straps and faces. Within the sunglasses market, some companies have many fashion-focused models with interchangeable lenses. Even in the cellular phone market, cellular phone manufacturers offer interchangeable covers that are purely a fashion statement.

The Bi-Sectional System

We have designed and continue to develop a line of footwear products based on our patented modular shoe system built with two sections: the Bone and the Skin. The Skins products are designed to be easy to use, comfortable, and employ quality craftsmanship. The inner section - or the Bone - is made from a mold utilizing advanced light-weight and resilient synthetic material. The Bone is designed to be a consistent source of comfort and support, without regard to changing styles and fashions. The outer section - or the Skin - is expected to represent our core product. It is expected that Skins will be created with various combinations of toe shapes, materials, fabrics, leather and outsole treads. We expect to launch numerous styles per season for each targeted consumer group.

Design and Development

Our principal goal in product design is to generate new and exciting interchangeable footwear with classic contemporary and progressive styles. All of our footwear is designed with an active lifestyle in mind. We design most of our styles to be fashionable and marketable to the 18 to 35 year-old consumer, with most lines appealing to the broad cross-section of the population. Any success of the Skins product may be related to:

•	The unique interchangeable Skin concept,

•	A constant fit and feel of the bone,

•	Collapsibility of the Skin, allowing ease of travel,

•	Ease of purchase over the internet,

•	Catalog and other non-traditional methods of distribution,

•	Our ability to recognize trends in the footwear market, and

•	A product design that anticipates and accommodates consumers' ever-evolving preferences.

Our technology is designed to allow consumers to continually change Skins to fit their respective fashion and functional needs. We will attempt to identify, interpret and translate current and emerging lifestyle trends in the design of our footwear. We expect to obtain lifestyle trend information through various methods intended to monitor changes in the culture and society, including:

•	Review and analysis of modern music, television, cinema, clothing and other trend-setting media,

•	Travel to domestic and international fashion markets to identify and confirm current trends,

•	Consultation with retail customers for information on current retail selling trends,

•	Participation in major footwear tradeshows to stay abreast of popular brands, fashions and styles, and

•	Subscription to various fashion and color information services.

We expect that our footwear design process will typically begin approximately nine months prior to the start of a season. Our products will be designed and developed by our in-house staff and freelance design agencies. To promote innovation and brand relevance, we expect to utilize dedicated design teams that focus on each of the men's, women's, and children's categories and report to our chief design executive, once we are able to locate and hire a person for this position. We anticipate that the design process will be collaborative whereby design staff will meet with retail and merchandising and sales and production personnel to refine the design to our perceived demand of the markets. After the designers arrive at a consensus regarding the fashion themes for the coming season, the designers then translate these themes into products. These variations will include variations in product color, material, structure and decoration, which are arrived at after close consultation with those involved in design and production.

After a design is complete, we will create prototype blueprints and specifications and forward them to our third-party manufacturers, which will then forward the design prototypes back to our design team. We plan to allow our major retail customers, if any, to review upcoming design concepts prior to release. We believe that input from these retailers could assist us in predicting consumer reaction to our latest designs and afford us an opportunity to foster collaborative relationships with our customers. Our design teams will be able to modify and refine a design based on customer input.

Business Strategy

Footwear manufacturers may expect a limited number of purchases from consumers since footwear is commonly viewed by consumers as functional attire. The Skins product concept is designed to change the consumer view of footwear from a functional requirement to a fashionable accessory. The consequence is that we may be able to market, sell and distribute in a similar manner as an apparel entity. In essence, we expect that the non-traditional concept of our footwear will be ground breaking and disruptive to lifestyle and the footwear and fashion industry specifically.

We will concentrate on our core design and development of the Skin and Bone product, while outsourcing the production requirements to third parties. We plan an initial strategy of developing our own brand. In the future, we intend to license to existing brands to maximize our market exposure and product distribution, in addition to working with the orthopedic market in supplying Bones without foot-beds to orthopedic insole manufacturers to allow for orthopedic fitted Bones for individuals with orthopedic needs. We expect to act as a wholesaler, marketing our products to specialty, department and Internet retail locations via marketing and branding efforts.

We intend to begin with both men and women's high-end footwear. We plan to introduce our product in the high-end market to mavens, trendsetters and early adopters, in an attempt to build brand equity and focus on exclusive specialty shops that sell high-fashion quality apparel and footwear. We plan on conducting promotional activities such as celebrity product placement and Skins Inc. sponsored events, in addition to fashion and business press editorial coverage to increase the brand visibility and credibility. We will be working with a fashion, footwear and accessory specific public relations firm to assist and produce these events and undertakings. After establishing our brand, we plan to broaden our distribution with more mainstream middle-market retailers, and then begin to enter the children's market and license our technology to other manufacturers.

Marketing Strategy

We expect that our marketing strategy will consist of the following elements:

Product Diversity

We expect that product diversity will be a key marketing strategy. Initially, we plan to invest only the required time and money for the design and development of our initial line of products. Following the initial stages of our market penetration, if any, we plan to expand our product line and increase the number of retail channels through which our products are sold. We believe that the strategy of continuously diversifying our products will occur as we build and develop our retail distribution channels.

Branding

We believe that a well-recognized brand is an important element for success in the footwear and apparel industry. We will attempt to position our footwear as a lifestyle brand that encompasses innovation and design while maintaining quality and a holistic fit. Our senior management will be directly involved in shaping our image and the conception, development and implementation of its advertising and marketing activities. We intend to aggressively promote our brand through a comprehensive marketing campaign. We hope that this campaign, which will be image-oriented and product specific, will eventually result in a high level of recognition of the Skins brand across a variety of footwear and apparel categories.

We engaged the services of Robert Burke Associates, Banfi Zambrelli, Sportie LA Media, Factory PR, Tronic Studio and Studio Dror to provide our management with strategic advisory services to assist in the positioning of the Skins brand and to review and analyze the product lines.

Advertising

We anticipate that our advertisements will generally seek to build and increase brand awareness by linking the Skins brand to contemporary lifestyles and attitudes, rather than exclusively marketing a particular Skins footwear product. We will market the Skins name to represent flexibility, managing the brand and product design towards evolving footwear and apparel fashions and consumer lifestyle preferences.

We intend to employ a multi-phased advertising strategy that we hope will expand with our advertising requirements and investment capabilities. Initially, we plan to utilize cost sensitive and effective means to reach our targeted customer base. We expect to use this marketing phase within our first phase of growth and expansion strategy, initially targeting the fashion centers within the US and later within Europe, and Asia/Australia.

Once, and if, we reach certain predetermined levels of sales, we plan to invest monetary and human capital to expand our advertising campaigns into a traditional portfolio marketing campaign that is based on management of our marketing and advertising portfolio.

Promotional Activities

We plan on implementing product placement with well known celebrities and hosting events to help enhance the Skins image in the coming years and to focus marketing efforts for our products among specific consumer groups. We anticipate that high profile and diverse appeal of celebrities may be able to assist the Skins brand to reach new markets.

On July 19, 2006 we appointed Factory PR as our public relations firm. Factory PR will develop all consumer and press focused communication platforms, as well as other brand building initiatives.

Entertainment Promotions: Our promotional strategies are expected to include retail collaborations, in-store specials, product tie-ins and giveaways, and other special events.

Sourcing, Production and Development

Outsourcing

We entered into a sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear was to be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco Footwear would be the exclusive sourcing and development agent for us and would assist us in developing a fit-and-wear tested marketable product. Atsco was to be responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We were to pay commissions to Atsco Footwear for its services under the agreement primarily based on merchandise sourced by Atsco Footwear and shipped to us. This agreement with Atsco Footwear was terminated as of February 2007. Consequently we continue to work with Atsco on a month-to-month basis as our non-exclusive sourcing agent in the Far East.

Development

On October 1, 2006, we entered into a product development, engineering and consulting agreement with TLD Asia Pacific, LLC where TLD is responsible for all order placements, production planning, quality control of finished products, monitoring and enforcing timeliness in all development sampling, facilitating prototypes, pullovers, and sample requests, and assisting in negotiating FOB costs, and delivery of fit test samples in the Far East.

Production

On December 6, 2006 we finalized an agreement with Italian manufacturer Boemos S.P.A. Boemos craftsmen will be responsible for the production of a majority of the Skins collection that will be distributed and sold in the US for the Fall 2007 collection. The balance of the collection is being produced in China as well as our packaging and displays.

Inventory Risks

Due to the nature of our planned “high level” of style and fashion, inventory risks will be higher, since fashions can change quickly and past styles can be rapidly considered obsolete. We will attempt to reduce the risk of overstocking by:

•	assessing demand for our products by soliciting input from our customers and monitoring retail sell-through processes,

•	analyzing historical and current sales and market data to develop internal product quantity forecasts, and

•	seeking to share inventory risks with retail channels as much as possible.

Growth and Expansion Strategy

We plan to expand our operations in three primary segments:

Region by Region

We will launch our operations in the U.S. and attempt to maintain those operations throughout the planned growth period. We expect to expand into developed countries in Western Europe and throughout the world. This expansion process may be expedited via licensing agreements with multinational apparel brands.

Demographics

We believe that the Skins core product concept is suitable for all ages. We believe that the key advantages of the product concept will initially attract the most fashion-savvy age group - the 18 to 35 year olds. When and if the product concept becomes more widely known, we plan to expand our demographic focus of the product concept to the 5 to 55 year old market segments.

Distribution

Initially, we will market our products to specialty high end retail stores and chains in the U.S. Our sales strategy includes setting sales meetings with the retail stores in which we hope to have our product carried. We will exhibit and participate in international industry tradeshows and events and establish close connections with the retailers we intend on doing business with, including them at times in pre-selection and viewing of upcoming collections for the purpose of their review and comment. When and if our brand becomes more widely known and the product concept is more widely accepted, we will seek to establish licensing agreements with branded apparel companies. The third phase of distribution may include self-managed Skins concept stores in the heart of major metropolitan shopping areas acting primarily as a marketing tool.

Pricing Strategy

Initially we will target our Skins footwear products to the purchasers of higher end lifestyle oriented and casual footwear and are aiming to the higher end of the market.

Competition

We will face intense direct and indirect competition.

•	Direct Competition: We will primarily offer lifestyle, athletic and dress-casual shoes. Consequently, all footwear companies that can be defined within those categories will be competition for us.

•
Indirect Competition: In addition, due to the unique Skins product concept that involves interchangeability, we should be able to utilize the distribution patterns of the apparel market, including Internet and catalog sales, and via specialty retail distribution without the requirement of a footwear department. This opportunity widens our competition to include apparel companies that do or potentially will offer footwear products with their respective brand. These companies are defined as indirect competition, since we will target these companies as potential retail distribution points and for possible licensing agreements.

The apparel and footwear industries are extremely competitive and highly fragmented. This is most likely due to low barriers to entry. All that is required to enter the industries are clothing designs that appeal to department store and/or specialty store buyers. If a designer receives orders, he or she can contract the production of the item to a low-cost, independent manufacturer, usually outside the United States. In many areas, the barriers to entry are insignificant. These industries are characterized by simple technologies, low fixed assets per employee and ease of expansion through the use of contractors.

Although entering into the apparel and footwear industry may be relatively simple, being successful in the industry is much more difficult. The strength of large retailers is a major challenge to many designers, including us. As retailers shrink their inventories and place orders closer to the time that merchandise will be needed, designers and manufacturers are forced to assume more inventory risk.

Employees

As a development stage company, and even as we begin selling our product, we plan to rely on outside consultants and resources in an attempt to control our costs and expenses. Accordingly, as of December 31, 2006, we employed five full-time employees. None of our employees are covered by a collective bargaining agreement.

Patent and Patent Applications

We have applied for a U.S. patent relating to our Modular Shoe System. We also filed international (PCT) Patent App. No. PCT/US04/33446 for our Modular Shoe System on October 7, 2004, for which we have filed national and regional entry applications in Canada, Australia, China (PRC), Japan, New Zealand, South Korea, the European Patent Office, the Russian Federation and Israel. On November 20, 2006 the U.S. patent and trademark office allowed and approved our patent application for a modular shoe system in the US. The allowance went into effect immediately. On February 6, 2007 we were issued patent number 7,171,768 for the Modular Shoe System. Two additional U.S. patent applications related to the issued patent are pending.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Skins Inc. is the 100% parent of Skins Footwear Inc. and Skins Inc.'s sole business operation consists of the operations of Skins Footwear Inc. The discussion below refers to the registrant, Skins Inc., and its wholly-owned subsidiary, Skins Footwear Inc, which are referred to in the discussion below as Skins, the Company, we, us, and our. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our company. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by our company described below and elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with a limited operating history on which to evaluate our business.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue since our inception. Since our inception in May 2004, it has been our business plan to design, develop, manufacture and distribute our sole product type--footwear with an interchangeable outer skin. Our Skins shoe product has yet to be introduced to the market and there is no guarantee that our product will be able to generate any significant revenues. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in design and manufacturing and possible cost overruns.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have yet to initiate sales or demonstrate that it can generate sufficient sales to become profitable. We incurred significant net losses since its inception in May 2004, including a net loss of $4,100,278 and $532,314 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $4,785,298. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our independent registered public accountants indicate that they have substantial doubts that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Mahoney Cohen & Company, CPA, P.C., our independent registered public accountants, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006 indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants' comments when determining if an investment in us is suitable.

We face risks related to our recent accounting restatements.

In August and September 2006, we determined that we had accounting inaccuracies in previously reported financial statements and decided to restate our financial statements for the year ended December 31, 2005 and the three months and six months ended March 31, 2006 and June 30, 2006, respectively. The restatements related to our determination that we misapplied accounting principles generally accepted in the United States of America in relation to (i) options granted on October 24, 2005 that were cancelled and replaced on March 16, 2006, (ii) derivative instruments that existed at December 31, 2005, March 31, 2006 and June 30, 2006, and (iii) 122,000 fully vested common stock shares granted to two of the Company's shareholders on April 3, 2006 for consulting services to be provided over a two year term. Such restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including our ability effect the initial launch of our product and obtain additional financing in the future. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Our business is based on a single unproven and undeveloped product, and we may not be able to generate significant revenue if our product fails.

We are a development stage company with no current line of products. Our business and ability to generate revenue will depend on our ability to successfully develop and commercialize our only product type--the Skins and Bone shoe--which is currently in development and testing stages. We have conducted various wear, fit and abrasion testing on our product, but there is no guarantee that the product will ever be fully and successfully developed. We may experience unforeseen difficulties during our testing and development of our product, which may require us to expend a significant amount of resources in an attempt to address any faults that are discovered. Such faults may be related to comfort, durability, appearance and any other characteristics that would affect the commercial viability of the product.

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

Our management has a limited amount of senior management experience in manufacturing footwear and apparel industry and limited design experience in the industry.

Our company is new to the footwear industry and our management has limited experience conducting business with overseas manufactures. The lack of experience in footwear management and the non-traditional design of our footwear may make it difficult to compete against companies that have more senior management and are manufacturing conventional footwear designs.. We expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to respond to changing consumer demands, to identify and to interpret fashion trends and successfully to market new products.

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

We believe that establishing the Skins brand is critical to achieving acceptance of our footwear products and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create products that are similar to our products. Even if we are able to establish a brand image and react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of footwear that are no longer popular. In the past, footwear companies have experienced fluctuations in revenues and sales due, at least in part, to changes in the companies' brand image. Our results of operations may be similarly affected in the future should our products even be successfully launched.

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

Our business could be harmed if we fail to maintain proper inventory levels once product is available.

We may have difficulty in determining and maintaining the proper inventory levels for our Skins shoe product and styles, and if our inventory levels are too high or low, our results of operations will suffer. We plan to market our Skins shoe product as a “high level” style and fashion product, and, as a result, we will be subject to a higher risk of having an overstocked inventory because such styles and fashions change quickly and past styles can be rapidly considered obsolete. We expect to place orders with manufacturers for most of our products prior to the time we receive customer orders. Our inventory levels that are in excess of any customer demand, if any, that may develop for our products, once available, may result in an inventory of unfashionable product styles, inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image as it is built and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate any consumer demand for our products that may develop or if our manufacturers, which are located in China and Italy, fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish any brand loyalty that we may be able to foster.

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

Substantially all of any net sales we may be able to develop are likely to be derived from sales of footwear manufactured in foreign countries, which will most likely be China & Italy. We also expect to sell our footwear products in foreign countries and plan to establish international sales efforts over time as part of our growth strategy. Foreign manufacturing and sales will be subject to a number of risks, including:

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

We expect to be subject to various legal proceedings and threatened legal proceedings from time to time as part of our ordinary business. We are not currently a party to any legal proceedings. However, any unanticipated litigation in the future, regardless of merits, could significantly divert management's attention from our operations and result in substantial legal fees to it. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

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

We have applied for a U.S. patent relating to our Modular Shoe System. We also filed international (PCT) Patent App. No. PCT/US04/33446 for our Modular Shoe System on October 7, 2004, for which we have filed national and regional entry applications in Canada, Australia, China (PRC), Japan, New Zealand, South Korea, the European Patent Office, the Russian Federation and Israel. On November 20, 2006 the U.S. patent and trademark office allowed and approved our patent application for a modular shoe system in the US. The allowance went into effect immediately. On February 6, 2007 we were issued patent number 7,171,768 for the Modular Shoe System. Two additional U.S. patent applications related to the issued patent are pending.

We believe that our ability to achieve success will depend primarily upon our ability to be effective in design, research and development, production and marketing rather than upon our patent position,. However, we expect to establish a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable. If we fail to protect or maintain our trademarks, we may lose or damage our intellectual property rights and impair our ability to generate revenue in the future.

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

Although our common stock is listed on the OTC Bulletin Board, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. Following the Share Exchange Transaction, pursuant to the terms of the private placement that we closed, we registered 6,122,000 shares of common stock that are now freely tradeable. In addition, the former stockholders of Skins Footwear Inc. who received shares of our common stock in the Share Exchange Transaction on the closing of the transaction in March 2006 are now eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. There was a total of 19,404,000 shares of common stock issued to the Skins Footwear shareholders. As of December 31, 2006, 1% of our issued and outstanding shares of common stock was approximately 362,068 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and maintain an effective internal controls over financial reporting could result in accounting errors such as those which led to the restatement of our financial statements in the year ended December 31, 2005, the three months ended March 31, 2006 and the six months ended June 30, 2006, which could adversely impact our public disclosures regarding our business, financial condition or results of operations. We may in the future identify similar errors in prior period financial information, requiring further restatement of our financial statements. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions may have an adverse impact on the price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Pursuant to an oral agreement, we currently lease approximately 700 square feet of office space in New York City for $3,500 per month. The office acts as our executive headquarters and principal offices. The initial term of our oral lease is six months.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of our 2006 year.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulleting Board under the trading symbol “SKNN.” Prior to April 18, 2006, our shares were listed under the symbol “LGIM.” No trading market for our common stock developed until March 20, 2006, the closing of the Share Exchange Transaction. The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006
	High	Low
Fourth Quarter	$3.05	$1.10
Third Quarter	$1.31	$0.89
Second Quarter	$1.26	$0.90
First Quarter	$1.25	$0.55

As of April 1, 2007, we have approximately 34 registered shareholders. The closing sales price of our common stock on April 13, 2007 was $1.25, as reported on the Over-the-Counter Bulletin Board.

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our limited operating history;

•	Our lack of profits from operations;

•	Our recent restatement of our financial statements;

•	Our ability to raise additional funds on acceptable terms or at all;

•	Our ability to successfully design, manufacture and commercialize our proposed product;

•	Our reliance on one unproven and undeveloped product type;

•	Rapidly changing consumer demands for footwear products;

•	Our unestablished brand;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees; and

•	The limited trading market for our common stock.

Additionally, our common stock is currently considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the development of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We currently intend to retain our earnings for funding development and growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,139,375	$0.91	235,625
Equity compensation plans not approved by securities holders	-	-	-
Total	3,139,375	$0.91	235,625

Administration of the Skin Shoes, Inc. 2005 Incentive Plan (the “2005 Incentive Plan”) is carried out by a committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the 2005 Incentive Plan (the Committee). Our employees, officers directors, consultants are eligible to participate in the 2005 Incentive Plan. The Committee of the 2005 Incentive Plan selects the participants who are granted stock options or stock awards and, consistent with the terms of the 2005 Incentive Plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the Committee. Under the 2005 Incentive Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 3,375,000. As of December 31, 2006, we had outstanding an aggregate of 3,375,000 options to our directors, officers, consultants, and employees with 235,625 shares of common stock available for future issuance. For more information, please see the discussion under “Item 10. Executive Compensation.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management's Discussion and Analysis or Plan of Operation describes the matters we consider to be important to understanding our history, technology, current position, financial condition and future plans. Our fiscal year begins on January 1 and ends on December 31.

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

OVERVIEW

Our Company

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

As of December 31, 2006, we had no established source of revenues and had accumulated losses of $4,607,018 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-KSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

Product and Technology

Management believes that the Skins concept has advantages that eliminate a large part of traditional footwear manufacturing - including the stretching, shaping and stiffening normally found in footwear construction. The engineering of the Bone and Skin allows for a pressure fit attachment, removing the need for any type of fasteners, like hooks, Velcro, zippers or buttons. The Bone is an exact fit to its corresponding Skin in the same size, meaning that despite the type of Skin the consumer purchases, no matter the shape or style, the Skin will fit as long as it is the same size as the Bone.

The Skin by itself is a shapeless, thin material upper made from traditional materials found in shoemaking that has been stitched and glued to a “hollowed-out” outsole. The outsole is part of the actual Skin and changes accordingly with each new Skin design. The Skin cannot be worn on its own. Without the Bone, the Skin is fully collapsible, and offers no shape or support. As a result, traveling with multiple skins will require much less space than packing multiple pairs of shoes.

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

These two components of Skin and Bones, when combined, create a full shoe. Management believes that the key characteristics of the Skin and Bones are as follows:

•	The same fit and feel for every Skin purchased in the same size, no matter the style or function of the Skin;

•	Interchangeable uppers, which allow the consumer to constantly switch Skins to match and correspond with their apparel and activity; and

•	Fully collapsible Skins, allowing for minimal room to store and pack numerous pairs.

Patent and Patent Applications

We have applied for a U.S. patent relating to our Modular Shoe System. We also filed international (PCT) Patent App. No. PCT/US04/33446 for our Modular Shoe System on October 7, 2004, for which we have filed national and regional entry applications in Canada, Australia, China (PRC), Japan, New Zealand, South Korea, the European Patent Office, the Russian Federation and Israel. On November 20, 2006 the U.S. patent and trademark office allowed and approved our patent application for a modular shoe system in the US. The allowance went into effect immediately. On February 6, 2007 we were issued patent number 7,171,768 for the Modular Shoe System. Two additional U.S. patent applications related to the issued patent are pending.

CORPORATE HISTORY

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

In April 2006, we changed our corporate name from “Logicom Inc.” to “Skins Inc.” and we changed the name of our operating subsidiary from Skins Shoes, Inc. to Skins Footwear Inc. Skins Footwear Inc. was originally organized in May 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC and, in 2005, merged with Skins Footwear Inc., a Delaware corporation, whereby the corporation was the surviving entity. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC and as a result the accumulated deficit was reclassified to additional paid in capital in the consolidated statements of stockholders' equity.

RECENT EVENTS

Principal Terms of the March 2006 Share Exchange

Pursuant to the terms of the Share Exchange Agreement, we:

•
provided a loan to Skins Footwear in the sum of $150,000 evidenced by a promissory note with an annual interest rate of 5% and secured by a general security agreement pledging all of the assets of Skins Footwear as security for the loan;

•	repurchased and canceled 7,418,182 shares of our common stock owned by a major shareholder, Wayne Weaver, for the sum of $100,000;

•
effected a 1 for 8.727273 forward stock split on December 16, 2005 that resulted in our shareholders, after adjustment for the repurchase of Mr. Weaver's shares, holding an aggregate of 12,000,006 common shares prior to the closing of the Share Exchange Transaction;

•
issued to the stockholders of Skins Footwear, at the closing of the Share Exchange Transaction, 19,404,000 common shares of our common stock in exchange for all of the issued and outstanding shares of Skins Footwear (of these 19,404,000 common shares, 1,404,000 shares are held in escrow by us and are subject to partial and full return to us contingent upon the number of share purchase warrants exercised by investors within a period of 30 months following the closing of private placements and the Share Exchange Transaction on March 20, 2006);

•
assumed, at the closing of the Share Exchange Transaction, Skins Footwear's 2005 Incentive Plan and stock option agreements entered into between Skins Footwear and certain persons who have received stock options from Skins Footwear pursuant to its 2005 Incentive Plan;

•
appointed Mark Klein, the President of Skins Footwear, to the office of President and Chief Executive Officer of oru company and accepted the resignation of Gary Musil, our former President, from that office, effective at the closing of the Share Exchange Transaction; and

•
increased the number of directors of our director to five and elected as our directors at the completion of the Share Exchange Transaction all four of the current directors of Skins Footwear (i.e., Mark Klein, Michael J. Rosenthal, Stephen Hochberg and Steve Reimer).

The Share Exchange Transaction was completed on March 20, 2006. Immediately after the closing of the Share Exchange Transaction, and taking into account the 1 for 8.727273 forward stock split, the repurchase of Mr. Weaver's shares and the private placements (as described below), we had 34,404,006 outstanding shares of common stock, options to purchase 2,109,375 shares of common stock and warrants to purchase 3,000,000 shares of common stock. At the close of the Share Exchange Transaction, the former shareholders of Skins Footwear owned approximately 56% of the issued and outstanding shares of our company, our previous shareholders owned approximately 9% of the outstanding shares and the investors in the private placements owned approximately 35% of the outstanding shares. The forward stock split and the repurchase of Mr. Weaver's shares were effected to reach the foregoing ownership percentages.

The March 2006 Private Placements

We, pursuant to the Share Exchange Agreement, effected two private placement transactions in which we sold a total of 3,000,000 units and raised an aggregate of $2,520,000. In the first private placement, which occurred on November 2, 2005, we sold one convertible debenture in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our Share Exchange Transaction on March 20, 2006. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share. We used the funds received for the convertible note to provide a loan to Skins Footwear in the sum of $150,000 evidenced by a promissory note with an annual interest rate of 5% and secured by a general security agreement pledging all of the assets of Skins Footwear as security for the loan.

In the second private placement, which occurred immediately prior to the closing of the Share Exchange Transaction on March 20, 2006, we closed a private placement of units to purchase our common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of our common stock and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the second private placement for an aggregate of $2,370,000. We agreed to register, and did register, all of the securities issued pursuant to the first and second private placements.

PLANNED OPERATIONS

Product Development

We will concentrate on our core design and development of the Skin and Bone product, while outsourcing the production requirements to third parties. Production requirements are currently being handled by Atsco Footwear, LLC, Boemos SPA, and TLD.

A fully developed men's and women's line is expected to be delivered to retailers for sale for early Fall 2007. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested retail price of $150-$300 for women and $170-$300 for men. This first collection will have approximately 25-30 styles including both genders.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department and Internet retail locations via our marketing and branding efforts.

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

Our current plan is to launch a limited nationwide distribution by early Fall 2007. We plan to be in approximately 60 to 70 stores by the end December 2007.

We believe that the initial purchase order amount we can expect per retailer will be 72 pairs per gender at an average wholesale price of $75 per pair of Skins. We further plan on selling fill-in orders as the season progresses.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net revenues during the twelve months ended December, 2006 and 2005 were nil.

Our design and development expenses increased $242,923 to $336,815 for the year ended December 31, 2006, as compared to $93,892 for the same period in 2005. The primary reason for the increase was the increase in compensation for our in-house designer, and outsourcing of design work to design firms.

Our selling, general and administrative expenses increased $2,066,152 to $2,478,561for the year ended December 31, 2006, as compared to $412,409 for the same period in 2005. The increase was primarily due to the legal, accounting, stock based compensation, and other expenses that we incurred in connection with the share exchange transaction that was completed on March 20, 2006, commencement of compensation to its chief executive officer and chairman of the board, hiring of new key personnel and consultants, increase our advertising and promotion expense, increase our travel expense, opening a new office location in Manhattan and compensation expense related to our stock option grants.

The unrealized loss on derivative instruments of $1,284,563 for the year ended December 31, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net losses for the year ended December 31, 2006 were $4,100,278, or $0.14 per share, as compared to a net loss of $532,314, or $0.03 per share for the same period in 2005. The increase in net loss is attributable primarily to an increase in unrealized loss on derivative instruments and an increase in our selling, general and administration expenses.

Liquidity and Capital Resources

At December 31, 2006, we had $1,754,926 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the proceeds of warrants exercised in the fourth quarter of fiscal year 2006. We received net proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006 and $1,680,763 from the exercise of the warrants.,

Net cash used in operating activities for the year ended December 31, 2006 was $2,086,524. We earned no revenues since our inception in May 2004. Operating expenditures consisted of design and development, advertising and promotion, legal and accounting fees and salaries.

At December 31, 2006, we had 3,139,375 stock options and 1,319,237 stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.91per share. The outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, at December 31, 2006, the outstanding options and warrants represented a total of 4,458,612 shares issuable for a maximum of $4,162,737 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

We expect to continue to incur expenditures of our cash on hand for compensation to our employees. We currently pay Mark Klein, our Chief Executive Officer and President, an annual base salary of $175,000, with a bonus of up to 50% of his base salary. In April 2007, we hired Antonio Pavan as our Chief Operating Officer and Executive Vice President, whom we will pay $225,000 per year in base salary with an annual bonus up to 50% of his base salary. We have paid Jake Kamuonka, who is expected to leave the company in May 2007, $150,000 per year in base salary, and we will pay approximately $115,000 for his severance. We also pay Michael Rosenthal $90,000 annually as Chairman of the Board of Directors of our company.

As of December 31, 2006, we anticipate that we will need financing to enable us to meet our anticipated expenditures for the next year. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company is currently in the development stage, as we have yet to either produce, or sell the product lines we are developing. As a result critical accounting policies common to comparable operating companies do not, as yet apply to us. As a development stage company, we are focused entirely on the combination of raising capital and using those funds to develop an on-going business. Accordingly our critical accounting issues result from (1) equity-related transactions, including the issuance of stock options and stock purchase warrants and (2) income taxes, and the valuation of income tax benefits that may, or may not have future realization as the result of our cumulative operating losses.

Change in Auditors

On March 20, 2006, we dismissed Amisano Hanson, Chartered Accountants as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange Transaction. While Amisano Hanson was engaged by us, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal year ended March 31, 2005.  We engaged Mahoney Cohen & Company, P.C. as our independent registered public accounting firm as of March 20, 2006 upon the close of the share exchange.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SKINS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency)	F-5
Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-F-17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skins Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Skins Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skins Inc. and Subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Skins, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 1, at December 31, 2006, the Company has no established source of revenues and has accumulated losses of $4,785,298 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
April 11, 2007

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$1,754,926	$36,533
Prepaid expenses	165,258	-
Total current assets	1,920,184	36,533

Property and equipment, net (Note 3)	6,255	3,553
Patent costs, net (Note 4)	108,851	61,224
Total Assets	$2,035,290	$101,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	277,595	263,188
Liquidated damages payable	27,278	-
Note Payable (Note 7)	-	150,000
Related party payable	-	80,351
Derivative liability	-	22,191
Share based compensation liability	-	113,906
Total current liabilities	304,873	629,636

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficiency)
Common Stock, $.001 par value; 436,373,650 shares authorized; 36,206,769 and 19,404,000 shares issued and outstanding at December 31, 2006 and 2005, respectively (Note 1)	36,206	19,404
Additional paid in (deficit in) capital	6,103,651	(238,568)

Deficit accumulated in the development stage	(4,409,440)	(309,162)
Total stockholders' equity (deficiency)	1,730,417	(528,326)

Total Liabilities & Stockholders' Equity (Deficiency)	$2,035,290	$101,310

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from Inception (May 18, 2004) to December 31, 2006

Operating expenses:

Design and development	$336,815	$93,892	$475,606

Selling, general and administrative	2,478,561	412,409	2,998,264

Total operating expenses	2,815,376	506,301	3,473,870

Operating Loss	(2,815,376)	(506,301)	(3,473,870)

Unrealized (loss) on derivative instruments	(1,284,563)	(22,191)	(1,306,754)
Liquidated damages	(27,278)	-	(27,278)
Interest Income	27,870	-	27,870
Interest Expense	(931)	(3,822)	(5,266)

Net loss	$(4,100,278)	$(532,314)	$(4,785,298)

Basic and diluted loss per share	$(0.14)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	29,948,876	16,975,816

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in (deficit in)	Deficit Accumulated Total Development	Total Stockholders' Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)

Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss		-	-	(152,706)	(152,706)

Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982
					-
Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)

Balances at December 31, 2005 (as restated, see Note 11)	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	$36,206	$6,103,651	$(4,409,440)	$1,730,417

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from Inception (May 18, 2004) to December 31, 2006

Cash flows used in operating activities:
Net loss	$(4,100,278)	$(532,314)	$(4,785,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,423	1,484	4,346
Amortization	4,205	2,483	7,663
Issuance of common stock for services	54,450	6	54,456
Share based compensation expense	699,865	113,906	813,771
Unrealized loss on derivative instruments	1,284,563	22,191	1,306,754
Changes in operating assets and liabilities:
Prepaid expenses	(73,437)	-	(73,437)
Accounts payable and accrued expenses	14,407	215,223	261,778
Liquidated damages payable	27,278	-	27,278

Net cash used in operating activities	(2,086,524)	(177,021)	(2,382,689)
Cash flows used in investing activities:
Purchases of property and equipment	(5,125)	-	(8,623)
Patent Costs	(51,832)	(31,887)	(108,063)
Net cash used in investing activities	(56,957)	(31,887)	(116,686)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	2,261,462	-	2,261,462
Related party proceeds (payments)	(80,351)	74,459	(26,924)
Proceeds from issuance of Common Stock	1,680,763	-	1,869,763
Proceeds from note payable	-	150,000	150,000

Net cash provided by financing activities:	3,861,874	224,459	4,254,301

Net increase in cash and cash equivalents	1,718,393	15,551	1,754,926

Cash and cash equivalents at beginning of period	36,533	20,982	-

Cash and cash equivalents at end of period	$1,754,926	$36,533	$1,754,926

Supplemental Schedule of Non-Cash Investing and Financing Activities: (continued)

Net liabilities assumed from recapitalization on
March 20, 2006, net of cash of $2,261,462	$552,755	$-	$552,755

Conversion of convertible debenture, assumed from
reverse acquisition, to common stock	$120,000	$-	$120,000

Conversion of convertible debenture, assumed from
reverse acquisition, to warrant liability	$30,000	$-	$30,000

Transfer of deficit due to merger of
Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	$-	$375,568	$375,568

Issuance of Common Stock to Consultants on April 3, 2006 for
Services to be provided for a two year term	$145,180	$-	$45,180
Reclassification of derivative liability to equity upon the declaration of the Form SB-2 registration statement as effective	$1,890,600	$-	$1,890,600

The accompanying notes are an integral part of the financial statements.

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

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on December 31, 2006 will not agree with the total loss from May 18, 2004 (inception date) to December 31, 2006 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2006, the Company has no established source of revenues and has accumulated losses of $4,785,298 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Estimated Fair Value of Financial Instruments

       The Company's financial instruments include cash, accounts payable and liquidated damages payable. Management believes the estimated fair value of cash, accounts payable and liquidated damages payable at December 31, 2006 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006 and 2005, the Company had a full valuation allowance against its deferred tax assets.

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

In accordance with EITF 00-19, the Company recorded a liability for the derivative instruments that result from the liquidated damages provision it had with stockholders who also held warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet date after the March 20, 2006 Share Exchange Close, a liability was calculated for 3,000,000 warrants subject to the liquidated damages provision. On March 20, 2006, 2,821,428 of the 3,000,000 warrants were granted upon the close of the private placement which occurred immediately prior to the close of the share exchange transaction (Note 8). The Company assumed a derivative liability of $553,846 which was reflected in the net assets assumed on the Company's Statement of Shareholder Equity (Deficit). The change in the value of the derivative liability from March 20, 2006 to October 10, 2006 was recorded in the Statement of Operations. The remaining 178,572 warrants were granted in conjunction with the conversion of the convertible debenture. The Company calculated a fair value of $30,000 for the 178,572 warrants issued upon conversion of the convertible debenture in accordance with EITF 00-27 and treated these warrants as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability from the conversion date, March 20, 2006, to October 10, 2006 was recorded in the Statement of Operations. The provision required the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 8)) by the middle of August 2006. If the Registration Statement was not declared effective before the effectiveness date, the Company was required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission. At December 31, 2006 The Company accrued approximately $27,000 for the potential liquidated damages payable.

On October 10, 2006 the registration statement was declared effective by the United States Securities and Exchange Commission. As a result the Company reclassified its derivative liability at October 10, 2006 to additional paid in capital in accordance with paragraph 10 of EITF 00-19.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For both the years ended December 31, 2006 and 2005, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied (Note 7).

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period.

	Years ended December 31,
	2006	2005
Numerator:

Net loss - basic and diluted	$(4,100,278)	$(532,314)

Denominator:
Weighted average shares - basic	29,948,876	16,975,816

Effect of dilutive stock options and warrants	--	--

Denominator for diluted earnings per share	29,948,876	16,975,816
Loss per share
Basic	$(0.14)	$(0.03)

Diluted	$(0.14)	$(0.03)

At December 31, 2006 and 2005 the Company’s stock options outstanding totaled 3,139,375 and 2,109,375, respectively. In addition, at December 31, 2006 and 2005 the Company’s warrants outstanding were 1,319,237 and 0, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the years ended December 31, 2006 and 2005 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the 2007 year. The Company is assessing the impact of FIN 48 but does not anticipate that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 if effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

NOTE 3: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:

	December 31, 2006	December 31, 2005
Sewing equipment	$1,882	$1,882
Office equipment	1,183	1,183
Computer equipment	7,536	2,411
	10,601	5,476
Less accumulated depreciation	4,346	1,923

	$6,255	$3,553

Depreciation expense related to property and equipment was $2,423 and $1,484 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4: PATENT COSTS

The Company has applied for several patents in the U.S. and Internationally. On November 20, 2006, the United States (US) Patent and Trademark office allowed and approved the Company’s Patent Application for a Modular Shoe System in the U.S. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value.

	December 31, 2006	December 31, 2005
Patent costs	$116,514	$64,682

Less accumulated amortization	7,663	3,458

	$108,851	$61,224

Amortization expense related to patents was $ 4,205 and $2,483 for the years ended December 31, 2006 and December 31, 2005, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $6,000 for each year.

NOTE 5: RELATED PARTY TRANSACTIONS

As of December 31, 2006, there were no related party payables..

For the years ended December 31, 2006 and 2005, consulting expenses incurred to Mage LLC was $90,000 and $65,000 respectively. A director of the company is a principal of Mage, LLC. As of December 31, 2006 and 2005, there were accrued expenses totaling $0 and $55,000, respectively relating to consulting services provided by Mage, LLC.

As of December 31, 2006 the Company granted 843,750 options exercisable at $.80 cents a share that vest over three years to two members of the Board of Directors of the Company, with approximately 328,125 options vested.

On October 20, 2005, The Company issued 1,376,308 common stock shares (adjusted per recapitalization, see Note 1) to Mage Capital Partners, LLC for services provided that totaled $6.00, which were valued based on fair value of the common stock shares issued for $0.80 per share.

On April 3, 2006 the Company granted 122,000 fully vested shares of the Company's common stock to two shareholders for consulting services to be provided over a two year term beginning April 3, 2006. The Company valued the transaction based on the fair value of its common stock on the date of grant and will amortize the expense ratably over the two year term. Prepaid consulting expense of $90,740 was recognized and presented as a prepaid asset at December 31, 2006.

NOTE 6: COMMITMENTS AND CONTINGENCIES

We had entered into a sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco Footwear will be the exclusive sourcing and development agent for us and will assist us in developing a fit-and-wear tested marketable product. Atsco is responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We will pay commissions to Atsco Footwear for its services under the agreement primarily based on merchandise sourced by Atsco Footwear and shipped to us. We decided not to exercise the option to extend the outsourcing agreement, and consequently we work with Atsco on a month-by-month basis as our non-exclusive sourcing agent in the Far East. Stephen Hochberg, who is a director of our company, is also a director Atsco Footwear.

The Company has entered into a design services agreement dated March 2, 2006, with an effective date of December 1, 2005, with Studio Dror, Inc. for a period of four months from the effective date. According to the agreement the Company agreed to pay Studio Dror a $5,000 monthly retainer, totaling $20,000 over the four month period, plus a fee of $1,000 for each and every deliverable the Company elected to use. Additionally, the Company agreed to pay a royalty of $0.50 cents on each and every licensed product that was sold in excess of 10,000 units, payable on a quarterly basis and continue to be paid after expiration or termination of the agreement. The Company has not realized any revenues to date therefore no royalty expenses or fees have been incurred. The agreement expired on March 31, 2006. The Company is using Studio Dror, Inc. on an as needed basis since the expiration of the agreement.

The Company entered into an engineering and consulting agreement dated October 1, 2006, with an effective date of December 10, 2006, with TLD Asian Pacific Ltd for a period of six months from the effective date. According to the agreement the Company agreed to pay TLD $9,600 monthly totaling $57,600 over the six month period.

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (First Capital) through October 31, 2008. The agreement provides for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital will provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition the First Capital will make cash advances to the Company against the value of the Company’s future finished goods inventory , up to a maximum of $500,000. The unpaid advances will bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company’s obligation to First Capital will be secured by all of its tangible and intangible assets. The Company has the right to terminate the agreement prior to its expiration term, for a maximum fee payable of $24,000.

The Company has entered into an investor relations consulting agreement with ICR, with an effective date of December 15, 2006 for a period of one year from the effective date. According to the agreement the Company agreed to pay ICR $96,000 over the one year period.

The Company aligned with SLAM (Sportie LA Media) in March 2007 to benefit from SLAM’s nontraditional advertising, marketing, promoting and consulting to selected brands. The agreement between the Company and SLAM has an effective date of March 1, 2007 and states that the Company will pay SLAM a fee of $197,800 in twelve equal monthly installments of $16,483, on the first day of each month during the term.

On April 1, 2007, the Company engaged the services of Robert Burke Associates, an advisor to the fashion and retail sectors, to provide our management with strategic advisory services to assist in the positioning of the Skins brand, review and analysis of the product lines, and identify potential licensing opportunities and partners. The Company agreed to pay Robert Burke Associates $15,000 per month for six months, beginning April 1, 2007, after which the agreement will continue on a month-to-month basis.

On the closing the Share Exchange Agreement, the Company entered into an employment with the Company’s President and Chief Executive Officer. The duration of the employment agreement is three years unless terminated earlier pursuant to the terms and conditions of the agreement. The agreement provides for a base salary of $150,000 per year and an annual incentive bonus of up to 50% of the base salary based on annual volume and net profit of our company. For the year ended December 31, 2006, the Company paid its President a bonus of $25,000. Pursuant to the terms of the employment agreement, the Company’s President will not disclose to any third party any confidential information or trade secrets of the company during and after the term of the employment agreement. In addition, the Company’s President agreed not to solicit away any customers or employees of our company during the term of the employment agreement and one year after the termination of his employment. The Company’s President also agreed not to compete, either directly or indirectly, with the business of our company in the United States for a period of one year from the termination of his employment with us. The Company also paid approximately $20,000 to cover moving and relocation expenses for its President and his Family. As of January 1, 2007, the Company raised the Company’s President base salary to $175,000 per year.

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

On November 2, 2005, the Company sold one convertible debenture in connection to the share exchange agreement in the amount of $150,000 to one offshore investor. The convertible debenture was convertible into 178,572 units at a conversion price of $0.84 per unit, with each unit consisting of one share of common stock of our company and one share purchase warrant. Pursuant to the terms of the convertible debenture, the conversion of the debenture into units occurred automatically upon the completion of our share exchange transaction on March 20, 2006. Upon conversion the fair value of the common stock and warrants were accounted for in the December 31, 2006 financial statements based on the relative value on the day of issuance in accordance with EITF 00-27. The share purchase warrants are exercisable for a period of thirty months from the date of issue at an exercise price of $1.00 per share.

On December 31, 2006 the Company had 36,206,769 outstanding shares of common stock, options to purchase 2,709,375 shares of common stock, and warrants to purchase 1,319,237 shares of common stock.

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear 's 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards. For the twelve months ended December 31, 2006, the Company recorded compensation expense related to these grants of $1,876.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at December 31, 2006 was $135,274. For the twelve months ended December 31, 2006 the Company recorded compensation expense of $61,488, related to the replacement option grants to the board members.

•  The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the year ended December 31, 2006, the Company recorded compensation expense of $304,889.

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

•  The fair value of the options granted to consultants and the replacement option grant transactions were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16, 2006	December 31, 2006
Expected volatility	17.30%	100.94%
Expected dividends	None	None
Expected term (in years)	4.6	3.6
Risk-free interest rate	4.70%	4.53%

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the Company's closing price on its Common Stock from March 20, 2006, which is the date the Company became a public company. The Company reviewed each individual grant to determine the applicable forfeiture rate. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	May 15, 2006 Grant	June 19, 2006 Grant
Expected Volatility	59.07%	68.80%
Expected dividends	0	0
Expected Term (Years)	3	3
Risk Free Interest Rate	5.00%	5.11%

The total compensation expense from these awards was $197,235, which is expected to be recognized over a period of 36 months. The total compensation expense related to the non-vested options on these awards at December 31, 2006 is $158,519. For the year ended December 31, 2006, the Company recorded compensation expense of $38,716 related to the May 15, 2006 and June 19, 2006 option grants.

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period. Fair value will be calculated using a Black-Scholes model. For the twelve-months ended December 31, 2006, the Company recorded compensation expense of $59,730.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. For the year ended December 31, 2006, the Company recorded compensation expense of $134,785 for these option grants.

The fair value of the options granted to consultants on October 12, 2006 were calculated using the Black-Scholes option valuation model with the following assumptions:

October 12, 2006 Grant
Expected Volatility	79.66
Expected dividends	0
Expected Term (Years)	5
Risk Free Interest Rate	4.74

A summary of option activity under the 2005 Plan as of December 31, 2006, and changes during the year ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2006	2,109,375	$0.80
Granted, May 9	300,000	1.06
Granted, May 15	150,000	1.10
Granted, June 19	150,000	1.19
Granted, October 12	430,000	1.15
Outstanding, December 31, 2006	3,139,375	$0.91	3.79	$--

Exercisable, December 31, 2006	1,353,127	$0.87	3.63	$--

A summary of the status of the Company's non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2006	1,593,750	$0.23
Granted	1,030,000	0.70
Vested	(837,500)	0.39
Non-vested, December 31, 2006	1,786,248	$0.42

The weighted average fair value for 2,109,375 options that were initially liability awards that became equity awards on March 16, 2006 is $0.23 per option based on a Black-Scholes Model calculated on March 16, 2006. The Company has a policy of using authorized shares not previously issued to satisfy stock option exercises.

NOTE 9. INCOME TAXES

The components of the Company’s deferred tax assets as of December 31, 2006 are as follows:

	2006	2005
Start up costs	$898,000	$25,000
Less: valuation allowance	$(898,000)	$(25,000)

Net deferred tax asset	$--	$--

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $898,000 as of December 31, 2006 (an increase of approximately $873,000 for the year ended December 31, 2006).

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for the years ended December 31, 2006 and 2005 is as follows:

	2006%	2005%
Federal income tax benefit at statutory rate	(34.0)	(34.0)
State income tax benefit, net of federal income tax	(6.0)
Non deductible losses attributable to Skins Inc., a pass-through entity	-	20.5
Non deductible losses principally arising from unrealized losses on derivative instruments	18.7	9.5
Change in valuation allowance	21.3	4.0
Total benefit from taxes	-	-

NOTE 10. SUBSEQUENT EVENT

The Company’s Vice President of Finance and Operations offered his resignation to the Company, which was accepted by the Company, and the Company agreed to pay severance to the employee of $115,000, less applicable deductions and withholdings. The employee agreed to assist the Company with the preparation and filing of its annual report for 2006 and its quarterly report for the three months ended March 31, 2007, after which the employee’s resignation would be effective.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures, after the closing of the Share Exchange on March 20, 2006, were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations.

We have taken following remedial steps to address the specific problems identified:  we have engaged an accounting firm (other than the Company's auditors) to consult with on accounting issues. In addition, after the departure of our Vice President of Finance and Operations, we intend to hire a full time and qualified Chief Financial Officer in 2007 to become our principal financial and accounting officer. We believe that the remedial steps that the Company takes will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of each of our directors and executive officers as of April 17, 2007.

			Year First Appointed
Name	Age	Position	Officer or Director of Skins
Mark Klein	32	President, Chief Executive Officer, Director	2005

Michael J. Rosenthal	63	Director and Chairman of the Board	2005

Antonio Pavan	45	Chief Operating Officer and Executive Vice President	2007

Stephen Hochberg	59	Director	2005

Steve Reimer	63	Director	2005

Frank Zambrelli	40	Director	2007

Mark Klein. Mr. Klein began working on the business concept behind the predecessor of Skins Footwear Inc. in 2002 and was appointed President and Chief Executive Officer of Skins Footwear Inc. on May 18, 2004. From 2001 to 2002, Mr. Klein served as the Sales Director on ICQ Mobile, the mobile instant messaging division of AOL Time Warner, where he set sales and marketing strategies for ICQ's Value Added Service (VAS) wireless operations and handled technical and marketing deployments and workshops with operators. From 1999 to 2000, he acted as a senior marketing and sales executive for both Comverse Network Systems and Oraios.com, where he directed, created and implemented sales and marketing initiatives. Mr. Klein launched his executive career from 1997 through 1999 as the Sales Director of Convertbond.com, where he managed the business development and sales strategy for the online financial portal.

Michael J. Rosenthal. Mr. Rosenthal was appointed Chairman of the Board of Directors of Skins Footwear Inc. in October 2005. As of February 2006 Mr. Rosenthal was appointed Chairman and CEO of Bill Blass NY. Since 1986, Mr. Rosenthal has served as Chairman and President of M.J. Rosenthal and Associates, Inc., an investment and consulting company. From 1984 to 1986, Mr. Rosenthal was a partner and managing director of Wesray Capital Corporation, an equity investment firm. From 1976 to 1984 , Mr. Rosenthal served as a partner and a Managing Director of the Mergers and Acquisitions Department of Donaldson, Lufkin & Jenrette, Inc. an investment banking firm. During 2002 and 2003, Mr. Rosenthal served as Chief Restructuring Officer for Foster Wheeler Ltd. Mr. Rosenthal also serves as a director of MAXXAM, Inc., The Pacific Lumber Company, Nobel Learning Communities, Inc. and as a director and Treasurer of the Horticultural Society of New York. Over the last several years, Mr. Rosenthal has also served as Chairman, a director and/or Chief Executive Officer of a number of companies including American Vision Centers, Inc.; Northwestern Steel & Wire Company; Star Corrugated Box Co., Inc. Vector Distributors, Inc; Western Auto Supply Company; and Wilson Sporting Goods Company. Mr. Rosenthal was an honors graduate from the New York University Law School and Columbia University Graduate School of Business.

Antonio Pavan. Mr. Pavan was appointed as our Chief Operating Officer and Executive Vice President on April 13, 2007. Before his appointment as an executive of the Company, from November 2005 to April 2007, Mr. Pavan worked as an independent consultant advising clients on strategic and business development with respect to apparel and furniture design. From October 2004 to November 2005 Mr. Pavan acted as Executive Vice President of GEOX USA, a subsidiary to one of the fastest growing companies in Europe, GEOX SpA., where he established and controlled all operations and had full responsibility and oversight of sales, human relations, legal, fiscal, finance and marketing. From 1998 until October 2004, he acted has Executive Vice President of Alessi USA a subsidiary of Alessi SpA., a worldwide leader of luxury home and kitchen accessories, where he had full accountability for all USA operations including financial, legal and administrative.

Stephen Hochberg. Mr. Hochberg was appointed to the Board of Directors of Skins Footwear Inc. in August 2005. Since 1999, Mr. Hochberg has served as Chief Executive Officer of Mage, LLC, an international business and management-consulting firm that has helped more than 600 companies achieve their organizational and strategic goals. Mage specializes in creating value through leadership coaching, team building, strategic planning, organizational development and financial counsel. Mage is committed to the continuous improvement of its clients' capabilities, offering a full menu of tailored management, organizational and financial advisory services.

Steve Reimer. Mr. Reimer joined Skins Inc. as a Director in October 2005. From 1986 to 2001, he served as Senior Vice President of Kohl's Department Store. From 2001 to the present, he has served as a consultant to B.T.M. Consulting. Mr. Reimer is also currently a board member of the Two Ten Footwear Foundation, a non-profit organization that provides educational and social services to individuals working in the footwear industry.

Frank Zambrelli. Mr. Zambrelli was appointed to the Board of Directors of Skins Inc. in January 2007. Mr. Zambrelli is a founder of Banfi Zambrelli, a leading fashion footwear design firm. As a Skins strategic business partner, Banfi Zambrelli has helped lead the direction of the Skins brand and will coordinate production design and oversee production and manufacturing of Skins footwear in Italy. Before founding Banfi Zambrelli in 2003 along with Silvano Banfi, Mr. Zambrelli has worked with a renowned group of clients including, Chanel, Cole- Haan and Coach. Currently, Mr. Zambrelli leads the creative direction for Calvin Klein footwear and serves as President of Judith Leiber as well as sitting on the Board of the prominent, New York based Fashion Institute of Technology.

Advisory Board

We have an advisory board that renders advisory services to us with respect to technical, financial and marketing matters, in addition to matters related to recruitment of personnel. The advisory board meets with our Board of Directors approximately six to eight times per year. Members of our advisory board are:

Bill Priakos. Mr. Priakos has served on our advisory board since October 2005. He has served as Vice President of Merchandising for the Dallas Cowboys Football Team for the past nine years.

Mark Itzkowitz. Mr. Itzkowitz has been President of Atsco Footwear LLC since July 2001 to the present day. Mr. Itzkowitz's expertise in sourcing, development and design of footwear product has been extensive in the footwear community over the last 35 years.

Family Relationships

There are no family relationships among the individuals that comprise our Board of Directors and Executive Officers.

The Board of Directors and Committees

Our Board of Directors maintains a separate audit committee and a separate compensation committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee of the Board of Directors is comprised of Mr. Rosenthal, who serves as chairman, and Mr. Hochberg, who serves as a director. The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. The Board of Directors has also determined that Michael Rosenthal is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2006 all persons subject to these reporting requirements, except for a missing filing of a Form 3 for Frank Zambrelli, filed the required reports on a timely basis except.

CODE OF ETHICS

The Company has not adopted a Code of Ethics policy. The Company is in the process of establishing such policy.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the year ended December 31, 2006 of our chief executive officer and other executive officers whose annual salary and bonus exceeded $100,000 in such years, collectively referred to as the Named Executive Officers.

		Annual Compensation

Name and Position	Year	Salary($)	Bonus ($)
Mark Klein(1)	2006	$150,000	25,000
President and Chief Executive Officer	2005	11,108	--

(1)
Mr. Klein was the President of Skin Shoes LLC, which was formed in 2004, and became the President and Chief Executive Officer of Skins Footwear Inc. in 2005. Mr. Klein was appointed President and Chief Executive Officer of Skins Inc. upon the closing of the Share Exchange Transaction on March 20, 2006.

Employment Agreements

On the closing the Share Exchange Agreement, we entered into an employment agreement with Mark Klein to serve as our President and Chief Executive Officer. The duration of the employment agreement is three years unless terminated earlier pursuant to the terms and conditions of the agreement. The agreement provides for a base salary of $150,000 per year and an annual incentive bonus of up to 50% of the base salary based on annual volume and net profit of our company. Pursuant to the terms of the employment agreement, Mr. Klein will not disclose to any third party any confidential information or trade secrets of our company during and after the term of the employment agreement. In addition, Mr. Klein agreed not to solicit away any customers or employees of our company during the term of the employment agreement and one year after the termination of his employment. Mr. Klein also agreed not to compete, either directly or indirectly, with the business of our company in the United States for a period of one year from the termination of his employment with us. As of January 1, 2007 the Company raised Mr. Klein’s base salary to $175,000 per year.

We entered into an employment agreement with Mr. Pavan to serve as our Chief Operating Officer and Executive Vice President. Pursuant to the terms of the Agreement, we will employ Mr. Pavan for three years with successive one year automatic renewals unless either party provides 180 days advance notice of intent not to renew and we will pay Mr. Pavan an annual base salary of $225,000 with a cash bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Pavan is also eligible to receive up to $4,000 as a one time benefit in connection with the fees incurred in connection with the Agreement, paid vacation, and other benefits made available by us to its executives, including a company-owned or leased automobile. Furthermore, we will grant Mr. Pavan 500,000 stock options pursuant to the company’s 2005 Incentive Plan, to encourage him to provide long-term services to the company and to encourage greater productivity and efficiency. The 500,000 stock options will vest over a three year period in equal 1/6 portions semi-annually and exercisable per share at an amount that is equal to the closing trading price of the Company’s common stock as of April 13, 2007. Upon a change of control of the Company, all options outstanding that have not previously vested or terminated will be immediately and fully vested and exercisable upon the date of the change of control.

Skins 2005 Incentive Plan

In connection with the Share Exchange Transaction, we assumed the Skins 2005 Incentive Plan as the stock option plan of Skins Inc. The 2005 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted shares, and other stock-based awards for employees, directors and consultants. Immediately after the closing of the Share Exchange Transaction, we assumed share purchase options granted under the 2005 Incentive Plan to purchase an aggregate of 2,109,375 shares at an exercise price of $0.80 per share.

Grants of Plan-Based Awards in 2006

There were no option grants to Named Executive Officers in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in respect to Named Executive Officers in 2006.

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in respect to Named Executive Officers in 2006.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Michael J. Rosenthal	100,000	None	100,000

Stephen Hochberg	10,000	30,745	40,745

Steve Reimer	10,000	30,745	40,745

We have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. Directors are compensated $10,000 per year and are eligible for option grants for their services. Stephen Hochberg and Steven Reimer were each granted options to purchase 421,875 shares of our common stock in 2005. The options vest one-thirty sixth per month. In addition, the Chairman of our Board, Michael J. Rosenthal, receives $90,000 per year as compensation for his services. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Messrs. Prikos and Itzkowitz, who sit on our advisory board, receive $2,500 per quarter and were granted options to purchase 421,875 share of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2006 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. We had 36,206,769 outstanding shares of common stock, warrants to purchase 1,319,237 shares of common stock and options to purchase 3,139,375 shares of common stock as of December 31, 2006.

The following table sets forth certain information with respect to beneficial ownership of our common stock immediately after the closing of the share exchange transaction, by (i) each director, (ii) each executive officer, (iii) shareholders of 5% or more, and (iv) all directors and executive officers as a group. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable. Unless otherwise indicated in the table, the address of each stockholder listed in the table is c/o Skins Inc., 45 West 21st Street, 2nd Floor, New York, NY 10010

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
	Directors and Executive Officers:

Common Stock	Mark Klein President, Chief Executive Officer and Director	9,758,223	(1)	27.0%
Common Stock	Stephen Hochberg Director	514,708	(2)	1.4
Common Stock	Steve Reimer Director	126,628	(3)	*
Common Stock	Michael J. Rosenthal Director and Chairman	970,200	(4)	2.7
Common Stock	Frank Zambrelli Director	--		--
Common Stock	Antonio Pavan Chief Operating Officer and Executive Vice President	50,000	(5)	8
Common Stock	Executive Officers and Directors as a group (6 persons)	11,419,756	(6)	31.3%

	5% or more Stockholders
Common Stock	Geoffrey Dubey(7)	3,118,743		8.6
Common Stock	Joshua Hermelin(7)	3,454,603		9.5

______________
* Less than 1%.

(1)
Includes 70,200 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

(2)
Includes 388,080 shares held by Mage Capital Partners LLC. Mr. Hochberg is President and control person of Mage Capital Partners LLC and may be deemed to have voting and investment power over the shares held by Mage Capital Partners LLC. Mr. Hochberg disclaims beneficial ownership of the shares held by Mage Capital Partners LLC except to the extent of his pecuniary interest therein. The shares held by Mage Capital Partners LLC include 28,080 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction. Also includes 126,628 shares underlying options currently exercisable or exercisable within 60 days of December 31, 2006.

(3)	Consists of shares underlying options currently exercisable or exercisable within 60 days of December 31, 2006.

(4)
Includes 70,200 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

(5)	Includes 236,979 shares underlying options currently exercisable or exercisable within 60 days of September 15, 2006.

(6)	Consists of shares held by Mr. Pavan’s wife.
(7)
Messrs. Dubey and Hermelin are consultants to the Company and utilize the Company's address for Company matters. Mr. Dubey’s and Mr. Hermelin’s shares includes 222,043 and 244,752 shares of common stock, respectively, that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Skins Footwear Inc.

     Skins Footwear Inc. is our wholly-owned subsidiary. We have interlocking executive and director positions with Skins Footwear Inc.

March 2006 Share Exchange Transaction

     In March 2006, we completed the Share Exchange Transaction with Skins Footwear Inc. At the closing, Skins Footwear Inc. became a wholly-owned subsidiary of Skins Inc. and all outstanding securities of Skins Footwear Inc. were exchanged for securities of Skins Inc. The following sets forth information with respect to our affiliates holdings prior to the Share Exchange Transaction.

•
Mark Klein, our President, Chief Executive Officer and a Director, received beneficial ownership of 9,758,221 shares of our common stock pursuant to the Share Exchange Transaction. This amount includes 70,200 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

•
Stephen Hochberg, a member of our Board of Directors, received beneficial ownership of 388,080 shares of our common stock pursuant to the Share Exchange Transaction. This amount includes 28,080 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

•
Michael Rosenthal, Chairman of our Board of Directors, received beneficial ownership of 970,200 shares of our common stock pursuant to the Share Exchange Transaction. This amount includes 70,200 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction

•
Geoffrey Dubey and Joshua Hermelin received 3,068,743 shares and 3,382,603 shares, respectively, of our common stock pursuant to the Share Exchange Transaction. Messrs. Dubey and Hermelin each beneficially own more than 5% of our securities.

Atsco Footwear LLC and Mage LLC

We had entered into a sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco Footwear will be the exclusive sourcing and development agent for us and will assist us in developing a fit-and-wear tested marketable product. Atsco is responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We will pay commissions to Atsco Footwear for its services under the agreement primarily based on merchandise sourced by Atsco Footwear and shipped to us. We decided not to exercise the option to extend the outsourcing agreement, and consequently we work with Atsco on a month-by-month basis as our non-exclusive sourcing agent in the Far East. Stephen Hochberg, who is a director of our company, is also a director Atsco Footwear.

We had an oral consulting arrangement with Mage LLC pursuant to which Mage LLC receives approximately $5,000 per month for consulting services providing business advisory and financial services. Mage's services to us included strategic planning, development of business plan, and evaluation of funding including negotiation and structure, as well as, interim financial management and accounting services. This arrangement expired in June 2006 when we hired our VP of Finance and Operations and was later renewed on a month to month basis in January 2007. In 2005, Mage Capital Partners, LLC received equity securities in Skins Footwear Inc. in exchange for services provided by Mage LLC. These equity securities were exchanged for 388,080 shares of our common stock upon the closing of the Share Exchange Transaction on March 20, 2006. Mr. Hochberg, a member of our Board of Directors, is Chief Executive Officer of Mage LLC and Mage Capital Partners, LLC.

Consulting Agreements

On April 3, 2006, we entered into consulting agreements with two shareholders, Geoffrey Dubey and Joshua Hermelin, pursuant to which we agreed to issue 50,000 and 72,000 shares of our common shares to Geoffrey Dubey and Joshua Hermelin respectively for an aggregate of 122,000 shares in exchange for consulting services to be provided by the two shareholders over a two year term. The total consulting services were valued at $145,180 based upon the closing price of our common stock of $1.19 per share on the date of the agreement. The consulting services include advising and counseling us with respect to technical, financial and marketing issues, recruitment of qualified personnel and specific technical issues, growth and business plans, and strategic planning. Messrs. Dubey and Hermelin beneficially own approximately 8.9% and 9.8%, respectively, of our outstanding securities. We believe that our arrangements with Messrs. Dubey and Hermelin are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

ITEM 13. EXHIBITS

2.1
Share Exchange Agreement, dated as of November 2, 2005, by and among Skin Shoes, Inc., Logicom Inc. and all of the stockholders of Skin Shoes, Inc (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2005).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement dated February 1, 2006 by and among Skin Shoes, Inc., Logicom Inc. and all of the stockholders of Skin Shoes, Inc (incorporated by reference to Exhibit 2.1(a) of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.1	Form of Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006)..

10.2	Skin Shoes, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

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

10.4
Exclusive Buying Agency and Sourcing Agreement dated December 7, 2005 by and between the Registrant and Atsco Footwear LLC and addendum dated February 27, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s registration statement on Form SB-2 file with the Securities and Exchange Commission on June 30, 2006).

21.1
List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s registration statement on Form SB-2 file with the Securities and Exchange Commission on June 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 ____________
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the two fiscal years ended December 31, 2006, we retained Mahoney Cohen & Company, CPA, P.C. to provide services as follows:

	Fees for the Year Ended December 31, 2006	Fees for the Year Ended December 31, 2005
Service
Audit fees(1)	$93,000	$25,000
Audit-related fees(2)	53,412	-
Tax fees(3)	-	-
All other fees(4)	-	-

Total audit and non-audit fees	$146,412	$25,000
______________
(1) The aggregate fees billed for fiscal 2006 professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for this fiscal respectively year was $146,412.

(2) Fees billed by the principal accountant relating to filing of the Company's Registration Statements.

(3) There were no tax return preparation fees for fiscal 2006 and fiscal 2005 paid to our principal accountants.

(4) No fees were billed for each of fiscal 2006 and fiscal 2005 for products and services provided by the principal accountant.

Pre-Approval Policy

The Company’s audit committee pre-approves all services provided by Mahoney Cohen & Company, CPA, P.C. Prior to the engagement of Mahoney Cohen & Company, CPA, P.C. for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of Mahoney Cohen & Company, CPA, P.C. as our auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINS INC. (Registrant)

April 17, 2007	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Klein	Chief Executive Officer, President and Director	April 17, 2007
Mark Klein	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Michael J. Rosenthal		April 17, 2007
Michael J. Rosenthal	Chairman of the Board

/s/ Stephen Hochberg		April 17, 2007
Stephen Hochberg	Director

/s/ Steve Reimer		April 17, 2007
Steve Reimer	Director

/s/ Frank Zambrelli		April 17, 2007
Frank Zambrelli	Director