Form 10QSB
period 2007-03-31
SKINS INC.
filed 2007-05-22
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 36,816,267 shares outstanding of registrant's common stock, par value $.001 per share, as of May 15, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2007 (unaudited)	2

	Consolidated Statements of Operations for the Three Months ended March 31, 2007 and 2006 and the period from Inception (May 18, 2004) to March 31, 2007 (unaudited)	3

	Consolidated Statements of Stockholders' Equity the period from Inception (May 18, 2004) to March 31, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006, and the period from Inception (May 18, 2004) to March 31, 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15

ITEM 3.	CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION		18

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

SIGNATURES		20

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

The results for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$973,175
Inventory (Note 3)	68,521
Advance to vendor	161,090
Prepaid expenses	164,464
Total current assets	1,367,250

Property and equipment, net (Note 5)	5,456
Capitalized production molds (Note 6)	112,234
Patent costs (Note 7)	111,443
Total Assets	$1,596,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$531,442
Liquidated damages	27,278
Total current liabilities	558,720

Commitment And Contingencies (Note 9)

Stockholders' Equity
Common Stock, $.001 par value; 436,373,650 shares authorized; 36,816,267 shares issued and outstanding at March 31, 2007	36,816
Additional paid in capital	6,877,439
Deficit accumulated in the development stage	(5,876,592)
Total Stockholders’ Equity	1,037,663
Total Liabilities & Stockholders' Equity	$1,596,383

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2007	2006	2007
Operating expenses:

Design and development	$334,636	$34,289	$810,242

Selling, general and administrative	1,142,518	443,696	4,140,782

Total operating expenses	1,477,154	477,985	4,951,024

Operating Loss	(1,477,154)	(477,985)	(4,951,024)

Unrealized (loss) on derivative instruments	—	19,237	(1,306,754)
Liquidated Damages	—	—	(27,278)
Interest Income	10,002	1,268	37,872
Interest Expense	—	(931)	(5,266)

Net loss	$(1,467,152)	$(458,411)	$(6,252,450)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	35,220,736	19,853,933

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Common Stock		Additional Paid-in (deficit in)	Deficit Accumulated Total Development	Total Stockholders' Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982
					-
Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options (Note 9)	-	-	(30,445)	-	(30,445)
Share based Compensation			195,381		195,381
Net Loss				(1,467,152)	(1,467,152)
Balances at March 31, 2007 (unaudited)	36,816,267	$36,816	$6,877,439	$(5,876,592)	$1,037,663

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss from operations	$(1,467,152)	$(458,411)	$(6,252,450)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	798	371	5,144
Amortization	1,481	817	9,144
Issuance of common stock for services	18,150	-	72,606
Share based compensation expense	195,381	133,400	1,009,152
Unrealized loss on derivative instruments	-	(19,237)	1,306,754
Changes in operating assets and liabilities:
Prepaid expenses	(17,355)	(34,793)	(90,792)
Advances to vendors	(161,090)	-	(161,090)
Inventory	(68,521)	-	(68,521)
Accounts payable and accrued expenses	253,847	177,268	515,625
Liquidated Damages	-	-	27,278
Net cash used in operating activities	(1,244,461)	(200,585)	(3,627,150)

Cash flows used in investing activities:
Purchases of molds	(112,234)	-	(112,234)
Purchase of property and equipment	-	-	(8,623)
Patent Costs	(4,073)	-	(112,136)
Net cash used in investing activities	(116,307)	-	(232,993)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	2,261,462	2,261,462
Related Party payments	-	(78,271)	(26,924)
Proceeds from issuance of Common Stock	609,462	-	2,479,225
Proceeds from note payable	-	-	150,000
Repurchase of options (Note 9)	(30,445)	-	(30,445)
Net cash provided by financing activities:	579,017	2,183,191	4,833,318

Net increase/(decrease) in cash and cash equivalents	(781,751)	1,982,606	973,175

Cash and cash equivalents at beginning of period	1,754,926	36,533	-

Cash and cash equivalents at end of period	$973,175	$2,019,139	$973,175

Supplemental Disclosure of Cash Flow Information
Cash paid during this period for:
Interest	$-	$931	$5,266

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	552,755	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	120,000	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	30,000	30,000
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	241,157	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600

The accompanying notes are an integral part of the consolidated financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1: DESCRIPTION OF BUSINESS

Overview

Skins Inc. and subsidiary (“Company”), a Nevada corporation with its corporate office located in New York City, has designed and continues to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. We intend to initially design, manufacture and market high quality men's and women's footwear and are finalizing the first Skins collection with an anticipated early Fall 2007 commercial launch.

On March 20, 2006 the Company as Logicom Inc. (“Logicom”), acquired all of the outstanding capital stock of Skins Footwear Inc. (formerly known as Skin Shoes, Inc.) (“Skins Footwear”). Skins Footwear thereupon became a wholly owned subsidiary of Logicom, and the former shareholders of Skins Footwear became our largest shareholders. The business of Skins Footwear became the only business of Logicom.

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on March 31, 2007 will not agree with the total loss from May 18, 2004 (inception date) to March 31, 2007 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph four of Note 1, Description of Business, Overview.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2007, the Company had no established source of revenues and has accumulated losses of $6,252,450 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management is presently producing its product and plans to sell the product to retail stores and chains throughout the United States. In addition the Company has a factor financing facility in place and will also continue to raise additional capital through private equity placements. As of May 21, 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000 (See Note 11).

NOTE 2: CONDENSED PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, these financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to consolidated financial statements for the year ended December 31,2006 included in our annual report on Form 10-KSB.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction and New York. Tax returns for the years 2005 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest and penalties related to uncertain tax positions had been accrued.

Share Based Compensation

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements

Recently Issued Accounting Pronouncements

In September 2006 the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statement.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three-month periods ended March 31, 2007 and 2006, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior the to March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company . The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied .

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,467,152)	$(458,411)

Denominator:
Weighted average shares - basic	35,220,736	19,853,933

Effect of dilutive stock options and warrants	—	—

Denominator for diluted earnings per share	35,220,736	19,853,933
Loss per share
Basic and Diluted	$(0.04)	$(0.02)

At March 31, 2007 and 2006 the Company’s stock options outstanding totaled 3,009,375 and 2,109,375, respectively. In addition, at March 31, 2007 and 2006 the Company’s warrants outstanding were 707,939 and 3,000,000, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three months ended March 31, 2007 and 2006 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

NOTE 4: INVENTORY

Inventory at March 31, 2007 consisted entirely of raw materials located at the Company’s independently contracted production factory. Inventory is stated at the lower of cost (first-in, first-out) or market.

NOTE 5: PROPERTY AND EQUIPMENT, NET

           Property and equipment, net at March 31, 2007 (unaudited) consist of the following:

Sewing equipment	$1,882
Office equipment	1,184
Computer equipment	7,535
10,601
Less accumulated depreciation	5,145

$5,456

Depreciation expense related to property and equipment was $798 and $371 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 6: CAPITALIZED PRODUCTION MOLDS

No amortization of production molds is included in the 2007 consolidated statement of operations as they were not placed in service as of March 31, 2007. The molds, which were purchased during the three months ended March 31, 2007 will be amortized on a straight line basis between 2-3 years.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of March 31, 2007 (unaudited) consists of:

Patent costs	$120,587

Less accumulated amortization	9,144

$111,443

Amortization expense related to patents was $1,481 and $817 for the three months ended March 31, 2007 and March 31, 2006, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $6,000 for each year.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities consist of the following:

March 31,2007
(unaudited)
Trade payables	$432,844
Executive separation agreement (a)	64,720
Other accrued liabilities	33,878

$531,442

(a) The Company's Vice President of Finance and Operations (“VP”) offered his resignation to the Company, which was accepted by the Company, in March 2007. The Company agreed to pay the VP a total of $216,000 including a bonus for the current fiscal year, buy-out of all of his stock options, one month’s vacation, and four month’s compensation, the latter becoming effective upon his completion of services to the Company on April 30, 2007. The liability above represents the accrued portion of the total obligation as of March 31, 2007 less amounts paid to date.

NOTE 9: COMMITMENTS AND CONTINGENCIES

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (First Capital) through October 31, 2008. The agreement provides for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital will provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition First Capital will make cash advances to the Company against the value of the Company's future finished goods inventory , up to a maximum of $500,000. The unpaid advances will bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company's obligation to First Capital will be secured by all of its tangible and intangible assets. The Company has the right to terminate the agreement prior to its expiration term, for a maximum fee payable of $24,000.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On the closing of the Share Exchange Agreement, the Company entered into an Employment Agreement with the Company's President and Chief Executive Officer. The duration of the employment agreement is three years unless terminated earlier pursuant to the terms and conditions of the agreement. The agreement provides for a base salary of $150,000 per year and an annual incentive bonus of up to 50% of the base salary based on annual volume and net profit of our company. Pursuant to the terms of the employment agreement, the Company's President will not disclose to any third party any confidential information or trade secrets of the company during and after the term of the employment agreement. In addition, the Company's President agreed not to solicit away any customers or employees of our company during the term of the employment agreement and one year after the termination of his employment. The Company's President also agreed not to compete, either directly or indirectly, with the business of our company in the United States for a period of one year from the termination of his employment with us. The Company also paid approximately $20,000 to cover moving and relocation expenses for its President and his family. As of January 1, 2007, the Company raised the Company's President base salary to $175,000 per year.

NOTE 10: STOCK OPTIONS

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

As part of the Share Exchange Agreement dated November 2, 2005, the Company assumed Skins Footwear 's 2005 Incentive Plan.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Expected volatility	17.30%

Expected dividends	0

Expected Term (Years)	3

Risk free interest rate	4.70%

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months ended March 31, 2007 the Company recorded compensation expense of $18,446, related to the replacement option grants to the board members.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three months ended March 31, 2007, the Company recorded compensation expense of $92,377.

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

The fair value of the options granted to consultants were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

March 31, 2007
Expected volatility	94.45%
Expected dividends	None
Expected term (in years)	3.5
Risk-free interest rate	4.51%

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2006 Option Grants.

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.19. In March 2007 the Company cancelled all of these options in exchange for a cash payment to this Vice President of $88,500. See Note 8.

For the three months ended March 31, 2007, the Company recorded a total compensation expense of $67,190 related to the Former Vice President's June 19, 2006 option grant. Total compensation was made up of the $9,135 service period expense for the quarter and the $58,055 from the unrecognized compensation that effectively vests upon repurchase of the options. The $30,445 cost in excess of the repurchase amount is the difference between the $88,500 total cash paid less the unrecognized cost of $58,055 and is recognized as a charge to additional paid in capital.

The total compensation expense related to the non-vested options on these awards at March 31, 2007 is $64,731. For the three months ended March 31, 2007, the Company recorded compensation expense of $16,593 related to these grants.

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period. For the three months ended March 31, 2007, the Company recorded compensation expense of $67,965.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. At March 31, 2007 no options under this grant had vested, therefore no expense had been incurred.

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.63. The options expire on March 14, 2012.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the options granted to consultants and the March 14, 2007 option grant was calculated using the Black-Scholes option valuation model with the following assumptions:

	May 9, 2006 Consultant Grant	March 14, 2007 Option Grant
Expected volatility	98.06%	94.45%
Expected dividends	None	None
Expected term (in years)	4.25	3.00
Risk-free interest rate	1.36%	4.51%

A summary of option activity under the 2005 Plan as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2007	3,139,375	$0.91
Granted	20,000	1.63
Cancelled	(150,000)	1.19
Outstanding, March 31, 2007	3,009,375	$0.89	3.52	$—

Exercisable, March 31, 2007	1,531,251	$0.88	3.62	$—

A summary of the status of the Company's non-vested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2007	1,786,248	$0.42
Granted	20,000	1.01
Cancelled	(112,500)	(0.73)
Vested	(215,624)	0.35
Non-vested, March 31, 2007	1,478,124	$0.43

NOTE 11: SUBSEQUENT EVENT

On May 21, 2007, the Company sold a total of 4,000,000 units and raised an aggregate of $3,000,000 in a private offering. Each unit consists of one share of common stock of the Company and one share purchase warrant exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within 30 days after the closing of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2007, we had no established source of revenues and had accumulated losses of $6,252,450 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-QSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Net revenues during the three months ended March 31, 2007 and 2006 were nil.

Our design and development expenses increased $300,347 to $334,636 for the three months ended March 31, 2007, as compared to $34,289 for the same period in 2006. The primary reason for the increase was approximately $40,000 to a consulting firm related to product development in China and increased levels of expenses due to our more advance development stage from outsourcing of design work to design firms and contractors.

Our selling, general and administrative expenses increased $698,822 to $1,142,154, for the three months ended March 31, 2007, as compared to $443,696 for the same period in 2006. The increase was primarily due to, auditing and employee recruiting professional fees of approximately $106,000, salary and termination related expenses to our former Vice President of Finance of approximately $213,000 and approximately $130,000 to professional marketing and corporate consulting firms engaged by us subsequent to March 31, 2006. The balance of $249,822 is attributable to increased levels of expenses in the 2007 fiscal quarter, compared to the 2006 fiscal quarter as a result of our more advanced development stage.

Our net loss for the three months ended March 31, 2007 was $1,467,152, or $0.04 per share, as compared to a net loss of $458,411, or $0.02 per share for the same period in 2006. The increase in net loss is attributable primarily to an increase in our selling, general and administration expenses.

Liquidity and Capital Resources

At March 31, 2007, we had $955,175 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds from the private placement of equity securities and the proceeds from the exercising of common stock purchase warrants. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 we received cash proceeds from these exercises totaling $1,680,763 and $609,462, respectively. Previously we received net cash proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

On May 21, 2007, we closed a financing transaction pursuant to which we sold a total of 4,000,000 units to seven investors and raised an aggregate of $3,000,000. The offering was made pursuant to a subscription agreement dated May 21, 2007 that we entered into with each investor. Each unit consists of one share of our common stock and one share purchase warrant that is exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month after the offering. We agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within 30 days after the closing of the offering.

Net cash used in operating activities for the three months ended March 31, 2007 was $1,244,461. We earned no revenues since our inception in May 2004. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries. During the three months ended March 31, 2007 we purchased and paid for $68,521 of raw materials and made an advance payment of $161,090 to our Italian manufacturing contractor, both of which enable us to produce our products during the second quarter of this fiscal year. We were able to finance our operations and investment in raw materials and production principally from our existing cash balance as of December 31, 2006 and the proceeds from certain of our stockholders exercising common stock purchase warrants.

At March 31, 2007, we had 3,009,375 stock options and 709,739 common stock purchase warrants, outstanding. The outstanding stock options have a weighted average exercise price of $0.89 per share. The outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, at March 31, 2007, the outstanding options and warrants represented a total of 3,719,114 shares issuable for a maximum of $3,407,339 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

During the remainder of the fiscal year we expect to continue and increase our current level of expenditures for compensation to our existing employees and to employees we anticipate hiring once our business becomes fully operational.

As of March 31, 2007, we anticipate that we will need financing to enable us to meet our anticipated expenditures for the next year, which will principally be for the production of our footwear products and marketing expenses. We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. We anticipate raising additional funds through public or private financing, strategy relationships or other arrangements in the future to support our business operations (see financial statements, Note 11). We cannot be certain that any such public or private financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventory and Inventory Reserves

Inventory is stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. The Company evaluates its inventory on a quarterly basis to identify excess, slow-moving and obsolete inventory and assesses reserve adequacy. When this evaluation indicates such inventory exists, the reserve is increased by a charge to operations or such inventories are written off. At March 31, 2007, inventory represented raw materials to be used in production for goods to be sold. There was no reserve taken against inventory at March 31, 2007.

Share-Based Compensation

The Company uses the fair value recognition provisions of Financial Accounting Standards No. 123R, "Share Based Payment", which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Sholes model to calculate the fair value of the equity instrument on the grant date.

The Company uses the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with grants to non-employees. The Company measures the compensation associated with these grants based on the fair value of the equity instruments issued using the Black-Scholes Model. In all option grants of this kind there is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the non-employees was not complete. The Company calculates the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date.

Deferred Tax Assets.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future a full valuation allowance against its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may be required to reverse the valuation allowance against deferred tax assets, which could result in additional income tax income.

Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2006 Form 10-KSB, as filed with the Securities and Exchange Commission on April 17, 2007.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, which consists of our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer and Principal Financial and Accounting Officer of our company, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO concluded that our disclosure controls and procedures were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations.

We have taken  remedial steps to address the specific problems identified. We have engaged an accounting firm (other than the our auditors) to consult with us on accounting issues. In addition, after the departure of our Vice President of Finance and Operations, we intend to hire a replacement who will become our principal financial and accounting officer. We believe that the remedial steps that we have taken and will take will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

SKINS INC. (Registrant)

May 21, 2007	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)