Form 10QSB
period 2007-06-30
SKINS INC.
filed 2007-08-20
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51119

SKINS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 710-2712
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

There were 40,961,292 shares outstanding of registrant's common stock, par value $.001 per share, as of August 16, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of June 30, 2007 (unaudited)	2

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2007 and 2006 and the period from Inception (May 18, 2004) to June 30, 2007 (unaudited)	3

	Consolidated Statements of Stockholders' Equity the period from Inception (May 18, 2004) to June 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006, and the period from Inception (May 18, 2004) to June 30, 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	17

ITEM 3.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION		22

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	23

SIGNATURES		24

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,313,158
Inventory (Note 4)	480,467
Prepaid expenses	214,876
Total current assets	3,008,501

Property and equipment, net (Note 5)	37,092
Software Costs, Net (Note 6)	19,734
Capitalized production molds (Note 7)	8,741
Patent costs (Note 8)	119,508
Total Assets	$3,193,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$534,847
Liquidated damages	27,278
Total current liabilities	562,125

Commitment And Contingencies (Note 10)

Stockholders' Equity (Note 12)
Common Stock, $.001 par value; 436,363,650 shares authorized; 40,816,292 shares issued and outstanding at June 30, 2007	40,816
Additional paid in capital	9,991,590
Deficit accumulated in the development stage	(7,400,955)
Total Stockholders' Equity	2,631,451
Total Liabilities & Stockholders' Equity	$3,193,576

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2007	2006	2007	2006	2007
Operating expenses:

Design and development	$550,495	$35,293	$885,131	$69,582	$1,360,737

Selling, general and administrative	993,669	451,015	2,136,187	894,711	5,134,451

Total operating expenses	1,544,164	486,308	3,021,318	964,293	6,495,188

Operating Loss	(1,544,164)	(486,308)	(3,021,318)	(964,293)	(6,495,188)

Unrealized (loss) on derivative instruments	-	(1,245,000)	-	(1,225,763)	(1,306,754)
Liquidated Damages					(27,278)
Interest Income	19,801	12,357	29,803	13,625	57,673
Interest Expense	-	-	-	(931)	(5,266)

Net loss	$(1,524,363)	$(1,718,951)	$(2,991,515)	$(2,177,362)	$(7,776,813)

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	37,190,070	33,119,294	36,211,762	26,559,648

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in (deficit in)	Deficit Accumulated Total Development	Total Stockholders' Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982
					-
Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524

Warrants Exercised February 26, 2007	138,095	138	137,906	-	138,044
Repurchase of options (Note 9)	-	-	(30,445)	-	(30,445)
Share based Compensation for the three months ended March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation for the three months ended June 30, 2007			156,138		156,138
Net Loss				(2,991,515)	(2,991,515)
Balances at June 30, 2007 (unaudited)	40,816,292	$40,816	$9,991,590	$(7,400,955)	$2,631,451

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2007	2006	2007
Cash flows used in operating activities:
Net loss from operations	$(2,991,515)	$(2,177,362)	$($7,776,813)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	1,964	861	6,310
Amortization	12,984	1,741	20,647
Issuance of common stock for services	36,295	18,150	90,751
Share based Compensation Expense	351,519	213,407	1,165,290
Unrealized loss on derivative instruments	-	1,225,763	1,306,754
Loss on write down of molds (Note 7)	105,635	-	105,635
Changes in operating assets and liabilities:
Prepaid expenses	(85,913)	(64,925)	(159,350)
Inventory	(480,467)		(480,467)
Accounts payable and accrued expenses	257,252	(64,518)	519,030
Liquidated damages	-	-	27,278
Net cash used in operating activities	(2,792,246)	(846,883)	(5,174,935)

Cash flows used in investing activities:
Purchases of property and equipment	(32,801)	(1,427)	(41,424))
Software Costs	(29,600)	-	(29,600)
Purchase of Molds	(114,376)	-	(114,376)
Patent Costs	(13,775)	(12,956)	(121,838)
Net cash used in investing activities	(190,552)	(14,383)	(307,238)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization		2,261,462	2,261,462
Related Party payments		(79,014)	(26,924)
Proceeds from issuance of Common Stock (net of issuance costs)	3,571,475	-	5,441,238
Repurchase of options (Note 9)	(30,445)	-	(30,445)
Proceeds from Note Payable	-	-	150,000
Net cash provided by financing activities:	3,541,030	2,182,448	7,795,331

Net increase in cash and cash equivalents	558,232	1,321,182	2,313,158

Cash and cash equivalents at beginning of period	1,754,926	36,533	-

Cash and cash equivalents at end of period	$2,313,158	$1,357,715	$2,313,158

Supplemental Schedule of Disclosure of Cash Flow Information:
Cash Paid this period for:
Interest	-	$931	$5,266
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	552,755	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	120,000	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	30,000	30,000
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	241,157	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	127,030	127,030

The accompanying notes are an integral part of the consolidated financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

Overview

Skins Inc. and subsidiary (“Company”), a Nevada corporation with its corporate office located in New York City, has designed and continues to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. We intend to initially design, manufacture and market high quality men's and women's footwear and have finalized the first Skins collection with an anticipated Fall 2007 commercial launch to be distributed to selected retail stores in the third quarter of 2007.

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

Logicom was incorporated in the State of Nevada on January 23, 2004. Logicom had been in the development stage since its formation and had not realized any revenues from its planned operations. Logicom originally intended to develop, market and support a voice interface software platform that would make the information and services of enterprises, telecommunications networks and the Internet accessible from telephone. Logicom's chief software designer resigned on July 4, 2005. Logicom entered into a share exchange agreement with all of the shareholders of Skins Footwear, a privately held development stage footwear company, on November 2, 2005.

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skin Shoes, Inc. as a wholly owned subsidiary and merged with and into Skin Shoes, Inc. on October 20, 2005. As a result, Skin Shoes, Inc. became the surviving Delaware corporation and the limited liability company ceased to exist. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation, The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC, which was then contributed to Skin Shoes, Inc., and as a result the accumulated deficit was reclassified to additional paid in capital at October 20, 2005 in the consolidated statements of stockholders' equity.

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on June 30, 2007 will not agree with the total loss from May 18, 2004 (inception date) to June 30, 2007 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph four of Note 1, Description of Business, Overview.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2007, the Company had no established source of revenues and has accumulated losses of $7,776,813 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management is presently producing its product and plans to sell the product to selected retail stores and chains throughout the United States in third quarter 2007. In addition the Company has a factor financing facility in place and will also seek to continue to raise additional capital through private equity placements. On May 21, 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000 (See Note 12).

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

The results for the six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to consolidated financial statements for the year ended December 31, 2006 included in our annual report on Form 10-KSB.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction and New York. Tax returns for the years 2005 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest and penalties related to uncertain tax positions had been accrued.

Share Based Compensation

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statement.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three and six-month periods ended June 30, 2007 and 2006, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior the to March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company. The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net losses per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,524,363)	$(1,718,951)	$(2,991,515)	$(2,177,362)

Denominator:
Weighted average shares - basic	37,190,045	33,119,294	36,211,746	26,559,648

Effect of dilutive stock options and warrants	—	—	—	—

Denominator for diluted earnings per share	37,190,045	33,119,294	36,211,746	26,559,648

Loss per share:
Basic	$(0.04)	$(0.05)	$(0.08)	$(0.08)

Diluted	$(0.04)	$(0.05)	$(0.08)	$(0.08)

At June 30, 2007 and 2006 the Company's stock options outstanding totaled 3,509,375 and 2,709,375, respectively. In addition, at June 30, 2007 and 2006 the Company's warrants outstanding were 4,707,939 and 3,000,000, respectively. Inclusion of the Company's options and warrants in diluted loss per share for the six months ended June 30, 2007 and 2006 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

NOTE 4: INVENTORY

Inventory at June 30, 2007 (unaudited) consisted of the following:

Raw Materials	$97,283
Work in process	312,716
Finished goods	70,468
$480,467

Inventory was located at the Company's independently contracted production factories in Italy and Singapore and is stated at the lower of cost (first-in, first-out) or market.

NOTE 5: PROPERTY AND EQUIPMENT, NET

 Property and equipment, net at June 30, 2007 (unaudited) consist of the following:

Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	12,657
Store Displays	27,680
43,402
Less accumulated depreciation	6,310
$37,092

Depreciation expense related to property and equipment was $1,166 and $490 for the three months ended June 30, 2007 and 2006 and $1,964 and $861 for the six months ended June 30, 2007 and 2006, respectively.

During the quarter ended June 30, 2007, the Company purchased and capitalized store displays of $27,680. No depreciation of displays is included in the June 30, 2007 consolidated statement of operations as the displays have not been placed in service at this point. The displays will be depreciated on a straight-line basis over 12 months.

NOTE 6: SOFTWARE COSTS

Software costs at June 30, 2007 (unaudited) consisted of the following:

Website design costs	$29,600
Less accumulated amortization	9,866
$19,734

Software costs are amortized using the straight line method over the estimated useful life of 18 months. Amortization expense related to software costs was $9,866 and $0 for the three and six months ended June 30, 2007 and 2006, respectively.

NOTE 7: CAPITALIZED PRODUCTION MOLDS

During the fiscal quarter ending March 31, 2007, the Company capitalized production molds of $112,235. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the quarter ending June 30, 2007, the Company ended their relationship with an Italian manufacturer and began production for the balance of their Fall 2007 collection with other factories in China. As a result, the Company determined that the capitalized molds from Italy of $105,635 to be obsolete. No amortization of production molds is included in the June 30, 2007 consolidated statement of operations as they were not placed in service as of June 30, 2007. The molds will be amortized on a straight line basis between 2-3 years.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8: PATENT COSTS

Costs associated with the development and filing of patent applications are capitalized and amortized over the useful life of 20 years, using the straight-line method. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of June 30, 2007 (unaudited) consisted of:

Patent costs	$130,289
Less accumulated amortization	10,781

$119,508

Amortization expense related to patents was $1,637 and $924 for the three months ended June 30, 2007 and 2006 and $3,118 and $1,741 for the six months ended June 30, 2007 and June 30, 2006, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $6,500 for each year.

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 (unaudited) consisted of the following:

Trade payables	$241,394
Other accrued liabilities	71,452
Accrued Purchases	222,001
$534,847

NOTE 10: COMMITMENTS AND CONTINGENCIES

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (First Capital) through October 31, 2008. The agreement provides for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts, but with recourse as to all future customer claims. First Capital will provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition First Capital will make cash advances to the Company against the value of the Company's future finished goods inventory, up to a maximum of $500,000. The unpaid advances will bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company's obligation to First Capital will be secured by all of its tangible and intangible assets. The Company has the right to terminate the agreement prior to its expiration term, for a maximum fee payable of $24,000.

During the period ended March 31, 2007, the Company's Vice President of Finance and Operations (“VP”) offered his resignation to the Company, which was accepted by the Company. The Company, through a signed separation agreement and general release, agreed to pay the VP a total of $203,500 including a bonus for the current fiscal year, buy-out of all of his stock options, one month's vacation, and three month's compensation, the latter becoming effective upon his completion of services to the Company on April 30, 2007. In addition, the Company has paid $25,000 above the contract amount to the former VP for the six months ended June 30, 2007.

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

On April 13, 2007, the Company entered into an employment agreement with Mr. Pavan to serve as its Chief Operating Officer and Executive Vice President. Pursuant to the terms of the Agreement, the Company will employ Mr. Pavan for three years with successive one year automatic renewals unless either party provides 180 days advance notice of intent not to renew and the Company will pay Mr. Pavan an annual base salary of $225,000 with a cash bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Pavan is also eligible to receive up to $4,000 as a one time benefit in connection with the fees incurred in connection with the Agreement, paid vacation, and other benefits made available by the Company to its executives, including a Company-owned or leased automobile. Furthermore, the Company granted Mr. Pavan 500,000 stock options pursuant to the Company's 2005 Incentive Plan at a strike price of $1.25, to encourage him to provide long-term services to the Company and to encourage greater productivity and efficiency. The 500,000 stock options will vest over a three year period in equal 1/6 portions semi-annually. The stock options as of the date of the grant have a fair value of $390,000. which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period. Upon a change of control of the Company, all options outstanding that have not previously vested or terminated will be immediately and fully vested and exercisable upon the date of the change of control.
severance payments are made

On May 4, 2007, the Company entered into an agreement to lease new corporate office space effective June 1, 2007. The agreement requires the company to pay approximately $95,000 through May 31, 2008, but the Company may terminate this agreement and vacate the premise upon 60 day written notification.

NOTE 11: STOCK OPTIONS

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

As part of the Share Exchange Agreement dated November 2, 2005, the Company assumed Skins Footwear’s 2005 Incentive Plan.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months and six months ended June 30, 2007 the Company recorded compensation expense of $ 18,447 and $36,894 respectively, related to the replacement option grants to the board members.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three and six months ended June 30, 2007, the Company recorded compensation expense of $72,057 and $164,434, respectively.

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

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

June 30, 2007
Expected volatility	100.23%
Expected dividends	0
Expected term (in years)	2
Risk-free interest rate	4.50%

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2006 Option Grants

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.19. In March 2007 the Company cancelled all of these options in exchange for a cash payment to this Vice President of $88,500. (See Note 10)

For the three and six months ended June 30, 2007, the Company recorded a total compensation expense of $0 and $67,190, respectively, related to the Former Vice President's June 19, 2006 option grant. Total compensation was made up of the $9,135 service period expense and the $58,055 from the unrecognized compensation that effectively vests upon repurchase of the options. The $30,445 cost in excess of the repurchase amount is the difference between the $88,500 total cash paid less the unrecognized cost of $58,055 and is recognized as a charge to additional paid in capital.

The total compensation expense related to the non-vested options on these awards at June 30, 2007 is $58,363. For the three and six months ended June 30, 2007, the Company recorded compensation expense of $7,614 and $24,206, respectively related to the two grants above.

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly, with the first vesting occurring six months from the date of the agreement, and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measures the compensation associated with this grant based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the options that will vest during the reporting period. For the three and six months ended June 30, 2007, the Company recorded compensation expense of $29,451 and $97,416, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vest during the reporting period using the fair value on the reporting date. At June 30, 2007 no options under this grant had vested, therefore no expense had been incurred.

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.63. The options expire on March 14, 2011.

On April 13, 2007 the Company granted 500,000 options to its Chief Operating Officer. The options vest in six semi-annual installments from the date of grant over three years, and have an exercise price of $1.25. The options expire on April 13, 2012.

The total compensation expense related to the non-vested options on these awards at June 30, 2007 is $ 379,417. For the three and six months ended June 30, 2007, the Company recorded compensation expense of $28,569 related to the 2007 grants.

As of June 30, 2007, the number of options granted exceeded the maximum allowable number of shares of 3,375,000 authorized under the 2005 Incentive Plan. In accordance with the 2005 Incentive Plan, the Board of Directors approved the option grants and the Company intends to obtain shareholder approval at its next annual stockholder meeting, which is expected to occur in September 2007.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the options granted to consultants on May 9, 2006, and the March 14, 2007 and April 13, 2007 option grants to employees were calculated using the Black-Scholes option valuation model with the following assumptions:

	April 13, 2007 Option Grant	March 14, 2007 Option Grant	May 9th, 2006 Consultant Grant
Expected volatility	95.84%	94.45%	97.48%
Expected dividends	None	None	None
Expected term (in years)	3.00	3.00	4.00
Risk-free interest rate	4.50%	4.51%	4.50%

A summary of option activity under the 2005 Plan as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2007	3,139,375	$0.91
Granted	520,000	1.26
Cancelled	(150,000)	1.19
Outstanding, June 30, 2007	3,509,375	$0.95	3.59	$—

Exercisable, June 30, 2007	1,734,375	$0.87	3.29	$—

A summary of the status of the Company's non-vested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2007	1,786,248	$0.42
Granted	520,000	0.79
Cancelled	(112,500)	(0.73)
Vested	(418,748)	0.35
Non-vested, June 30, 2007	1,775,000	$0.52

NOTE 12: STOCKHOLDERS’ EQUITY

On May 21, 2007, the Company sold a total of 4,000,000 units to seven investors and raised an aggregate of $3,000,000 in a private offering under Regulation S of the Securities Act of 1933, as amended. The offering was made pursuant to a subscription agreement dated May 21, 2007. Each unit consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the offering. Registration of all the securities issued pursuant to the private placement was filed under SB-2 on June 21, 2007 and declared effective by the United States Securities and Exchange Commission on August 1, 2007. Net proceeds from the private offering were $2,962,013 (net of issuance costs of $37,987).

NOTE 13: SUBSEQUENT EVENT

On July 3, 2007, the Company granted 200,000 options to its Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.29. The options expire on July 3, 2011. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant have a fair value of approximately $206,000, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

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

As of June 30, 2007, we had no established source of revenues and had accumulated losses of $7,776,813 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-QSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

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

PLANNED OPERATIONS

Product Development

We will concentrate on our core design and development of the Skin and Bone product, while outsourcing the production requirements to third parties. Production requirements are currently being handled by Atsco Footwear, LLC, Kwan Yiu, and TLD.

A fully developed men's and women's line is expected to be delivered to retailers for sale for early Fall 2007. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested retail price of $100-$165 for women and $130-$180 for men. This first collection will have approximately 25-30 styles including both genders.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

Sourcing

We are in the process of amending our sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will continue to be responsible for sourcing, commercialization and product line review. Atsco Footwear will assist us in developing a fit-and-wear tested marketable product and be responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We are also in the process of amending our engineering and consulting agreement with TLD Asian Pacific Ltd.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department and Internet retail locations via our marketing and branding efforts.

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

Our current plan is to launch a limited nationwide distribution by early Fall 2007, and planned shipping of our product will occur in the third quarter of 2007. We plan to be in approximately 60 to 70 stores by the end December 2007.

We believe that the initial purchase order amount we can expect per retailer will be 72 pairs per gender at an average wholesale price of $65 per pair of Skins. We further plan on selling fill-in orders as the season progresses.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Net revenues during the three months ended June 30, 2007 and 2006 were nil.

Design and development expenses were $550,495 and $35,293 for the three months ended June 30, 2007, and 2006, respectively. The increase of $515,202 is primarily attributable to design consulting services of approximately $116,000, sourcing agent fees of $28,800 and $370,000 of further research and development of our product, which also includes sampling expense and the write-off of approximately $105,000 of obsolete molds.

Selling, general and administrative expenses (“SG&A”) were $993,669 and $451,015 for the three months ended June 30, 2007, and 2006, respectively. The increase of $542,654 in SG&A expenses was attributable to additional expenses incurred in anticipation of the initial launch of our product, which is expected to occur in the third quarter of 2007. The increase in SG&A expenses are attributable to:

•	Increased employee compensation and benefits of approximately $134,000,

•	Termination expense for a previous employee of $54,000,

•	Professional fees of $96,000 (including employee recruitment, investor relations, legal and auditing),

•	Advertising and marketing of $131,000,

•	Travel and entertainment of $65,000, and

•	Share based compensation of $233,000,

•	partially offset by non recurring expense in the prior year of $184,000 related to the acquisition of all of the outstanding capital stock of Skins Footwear Inc. by us.

There was unrealized loss on derivative instruments of $0 and $1,245,000 for the three months ended June 30, 2007 and 2006. The unrealized loss on derivative instruments for the three months ended June 30, 2006 represents the fair value charge in our derivative liability from March 31, 2006, which resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net loss for the three months ended June 30, 2007 was $1,524,363, or $0.04 per share, as compared to a net loss of $1,718,951, or $0.05 per share, for the same period in 2006. The decrease in net loss is primarily attributable to the lack of an unrealized loss on derivative instruments during the three months ended June 30, 2007, partially offset by increased expenses during the same period related to its anticipated launch of its product.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net revenues during the six months ended June 30, 2007 and 2006 were nil.

Design and development expenses were $885,131 and $69,582 for the six months ended June 30, 2007 and 2006, respectively. The increase of $815,549 is primarily attributable to design consulting services of approximately $218,500, sourcing agent fees of $57,600 and $540,000 of further research and development of our product, which also includes sampling expense and the write-off of approximately $105,000 of obsolete molds.

Selling, general and administrative expenses (“SG&A”) were $2,136,187 and $894,711 for the six months ended June 30, 2007 and 2006, respectively. SG&A expenses increased by $1,241,476 primarily as a result of additional expenses incurred in anticipation of the initial launch of our product, which is expected to occur in the third quarter of 2007. The increase in SG&A expenses are attributable to:

•	Increased employee compensation and benefits of approximately $222,000,

•	Termination expense for a previous employee of $198,000,

•	Professional fees of $183,000 (including employee recruitment, investor relations, legal and auditing),

•	Advertising and marketing of $228,000

•	Travel and entertainment of $158,000, and

•	Share base compensation of $352,000,

•	Partially offset by non recurring expense in the prior year of $184,000 related to the acquisition of all of the outstanding capital stock of Skins Footwear Inc by us.

There was unrealized loss on derivative instruments of $0 and $1,225,763 for the six months ended June 30, 2007 and 2006. The unrealized loss on derivative instruments for the three months ended June 30, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net loss for the six months ended June 30, 2007 was $2,991,515, or $0.08 per share, as compared to a net loss of $2,177,362, or $0.08 per share, for the same period in 2006. The increase in net loss is attributable primarily to increased expenses as a result its anticipated launch of its product, partially offset by the lack of an unrealized loss on derivative instruments during the same period.

Liquidity and Capital Resources

At June 30, 2007, we had $2,313,158 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds from the private placement of equity securities and the proceeds from the exercising of common stock purchase warrants. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 we received cash proceeds from these exercises totaling $1,680,763 and $609,462, respectively. No warrants were exercised during the second fiscal quarter ending June 30, 2007.

We previously received net cash proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006.

On May 21, 2007, we closed a financing transaction pursuant to which we sold a total of 4,000,000 units to seven investors and raised an aggregate of $3,000,000. The offering was made pursuant to a subscription agreement dated May 21, 2007 that we entered into with each investor. Each unit consists of one share of our common stock and one share purchase warrant that is exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month after the offering. We registered the shares of common stock and the shares of common stock underlying the warrants on a registration statement that was declared effective by Securities and Exchange Commission on August 1, 2007. Net proceeds from the private offering were $2,962,013 (net of issuance costs of $37,987).

Net cash used in operating activities for the six months ended June 30, 2007 was $2,792,246. We earned no revenues since our inception in May 2004. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries. During the six months ended June 30, 2007 we purchased and paid for $480,467 of raw materials which enabled us to produce our products during the second quarter of this fiscal year. We were able to finance our operations and purchase of raw materials and production principally from our existing cash balance as of December 31, 2006, the May 21, 2007 financing transaction, and the proceeds from the exercise of common stock purchase warrants.

At June 30, 2007, we had 3,509,375 stock options and 4,709,939 common stock purchase warrants, outstanding. The outstanding stock options have a weighted average exercise price of $0.95 per share and the outstanding warrants have a weighted average exercise price of $1.00 per share. Accordingly, at June 30, 2007, the outstanding options and warrants represented a total of 8,217,314 shares issuable for a maximum of $8,030,539 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

During the remainder of the fiscal year we expect to continue and increase our current level of expenditures for compensation to our existing employees and to employees we anticipate hiring once our business becomes fully operational.

As of June 30, 2007, we anticipate that we will need additional financing to enable us to meet our anticipated expenditures for the next year, which will principally be for the production of our footwear products and marketing expenses. We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. We anticipate raising additional funds through public or private financing, strategy relationships or other arrangements in the future to support our business operations. We cannot be certain that any such public or private financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

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

Inventory and Inventory Reserves

Inventory is stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. The Company evaluates its inventory on a quarterly basis to identify excess, slow-moving and obsolete inventory and assesses reserve adequacy. When this evaluation indicates such inventory exists, the reserve is increased by a charge to operations or such inventories are written off. At June 30, 2007, inventory represented raw materials to be used in production for goods to be sold, work in process and finished goods. There was no reserve taken against inventory at June 30, 2007.

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

Deferred Tax Assets

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, including our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer, and our Chief Financial Officer, or “CFO,” who is our Principal Financial and Accounting Officer, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations.

We have taken remedial steps to address the specific problems identified. We have worked with an accounting firm (other than our auditors) to consult with us on accounting issues. In addition, after the departure of our Vice President of Finance and Operations, we hired a Chief Financial Officer. We believe that the remedial steps that we have taken and will take will address the conditions identified as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO and CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

SKINS INC. (Registrant)

August 20, 2007	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Deborah A. Gargiulo
Deborah A. Gargiulo
Chief Financial Officer (Principal Financial and Accounting Officer)