Form 10QSB
period 2007-09-30
SKINS INC.
filed 2007-11-19
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

There were 40,961,294 shares outstanding of registrant's common stock, par value $.001 per share, as of November 12 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	2

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2007 and 2006 and the period from Inception (May 18, 2004) to September 30, 2007 (unaudited)	3

	Consolidated Statements of Stockholders' Equity the period from Inception (May 18, 2004) to September 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006, and the period from Inception (May 18, 2004) to September 30, 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION	19

ITEM 3.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION		25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	26

SIGNATURES		27

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$925,450
Inventory (Note 4)	91,728
Prepaid expenses	108,538
Total current assets	1,125,716

Property and equipment, net (Note 5)	40,600
Software costs, net (Note 6)	19,833
Patent costs (Note 8)	133,234
Total assets	$1,319,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 9)	$537,890
Liquidated damages	27,278
Total current liabilities	565,168

Commitment and contingencies (Note 10)

Stockholders' equity (Note 12):
Common Stock, $.001 par value; 436,363,650 shares authorized; 40,961,292 shares issued and outstanding at September 30, 2007	40,961
Additional paid in capital	10,349,873
Deficit accumulated in the development stage	(9,636,619)
Total stockholders' equity	754,215
Total liabilities and stockholders' equity	$1,319,383

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2007	2006	2007	2006	2007

Operating expenses:

Design and development	$965,878	$94,457	$1,851,009	$164,038	$2,326,615

Selling, general and administrative	1,285,600	531,551	3,421,787	1,426,263	6,420,051

Total operating expenses	2,251,478	626,008	5,272,796	1,590,301	8,746,666

Operating loss	(2,251,478)	(626,008)	(5,272,796)	(1,590,301)	(8,746,666)

Unrealized (loss) on derivative instruments	-	(58,800)	-	(1,284,563)	(1,306,754)
Liquidated damages	-	-	-	-	(27,278)
Interest income	15,814	7,709	45,617	21,334	73,487
Interest expense	-	-	-	(931)	(5,266)

Net loss	$(2,235,664)	$(677,099)	$(5,227,179)	$(2,854,461)	$(10,012,477)

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.14)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	39,500,824	33,122,006	37,324,237	28,779,270

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in (deficit in)	Deficit Accumulated Total Development	Total Stockholders' Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 5)	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants exercised December 5, 2006	30,000	30	29,970		30,000
Warrants exercised December 8, 2006	120,000	120	119,880		120,000
Warrants exercised December 11, 2006	320,000	320	319,680		320,000
Warrants exercised December 12, 2006	115,715	116	115,599		115,715
Warrants exercised December 14, 2006	119,000	119	118,881		119,000
Warrants exercised December 15, 2006	274,000	274	273,726		274,000
Warrants exercised December 19, 2006	363,476	363	363,113		363,476
Warrants exercised December 21, 2006	238,572	238	238,334		238,572
Warrants exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants exercised January 5, 2007	100,000	100	99,900		100,000
Warrants exercised January 6, 2007	11,904	12	11,882		11,894
Warrants exercised January 10, 2007	100,000	100	99,900		100,000
Warrants exercised January 25, 2007	200,000	200	199,800		200,000
Warrants exercised February 7, 2007	59,524	60	59,464		59,524

Warrants exercised February 26, 2007	138,095	138	137,906	-	138,044
Repurchase of options (Note 11)	-	-	(30,445)	-	(30,445)
Share based Compensation for the three months ended March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation for the three months ended June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation for the three months ended September 30, 2007			213,453		213,453
Net loss				(5,227,179)	(5,227,179)
Balances at September 30, 2007 (unaudited)	40,961,292	$40,961	$10,349,873	$(9,636,619)	$754,215

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2007	2006	2007
Cash flows used in operating activities:
Net loss from operations	$(5,227,179)	$(2,854,461)	$(10,012,477)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	5,979	1,624	10,325
Amortization	14,541	2,846	22,204
Issuance of common stock for services	55,340	36,300	109,796
Share based Compensation Expense	564,972	343,625	1,378,743
Unrealized loss on derivative instruments	-	1,284,563	1,306,754
Loss on write down of molds (Note 7)	114,376	-	114,376
Changes in operating assets and liabilities:
Prepaid expenses	1,380	(105,506)	(72,057)
Inventory	(91,728)	-	(91,728)
Accounts payable and accrued expenses	260,295	(177,682)	522,073
Liquidated damages	-	-	27,278
Net cash used in operating activities	(4,302,024)	(1,468,691)	(6,684,713)

Cash flows used in investing activities:
Purchases of property and equipment	(40,324)	(5,124)	(48,947)
Software Costs	(29,600)	-	(29,600)
Purchase of Molds	(114,376)	-	(114,376)
Patent Costs	(29,157)	(45,317)	(137,220)
Net cash used in investing activities	(213,457)	(50,441)	(330,143)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	2,261,462	2,261,462
Related Party payments	-	(79,605)	(26,924)
Proceeds from issuance of Common Stock (net of issuance costs)	3,716,450	-	5,586,213
Repurchase of options (Note 11)	(30,445)	-	(30,445)
Proceeds from Note Payable	-	-	150,000
Net cash provided by financing activities:	3,686,005	2,181,857	7,940,306

Net increase (decrease) in cash and cash equivalents	(829,476)	662,725	925,450

Cash and cash equivalents at beginning of period	1,754,926	36,533	-

Cash and cash equivalents at end of period	$925,450	$699,258	$925,450

Supplemental Schedule of Disclosure of Cash Flow Information:
Cash Paid this period for:
Interest	$-	$931	$5,266
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	552,755	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	120,000	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	30,000	30,000
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	241,157	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	127,030	127,030

The accompanying notes are an integral part of the consolidated financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

Overview

Skins Inc. and subsidiary (“Company”), a Nevada corporation with its corporate office located in New York City, has designed and continues to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. The Company has initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. Due to technological advances in the product, the Company announced an updated designed of the Bone to be launched in first quarter 2008 for the Spring/Summer 2008 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, the Company agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete.

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on September 30, 2007 will not agree with the total loss from May 18, 2004 (inception date) to September 30, 2007 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph four of Note 1, Description of Business, Overview.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2007, the Company had no established material source of revenues and has accumulated losses of $10,012,477 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management now plans to sell the product to selected retail stores and chains throughout the United States during the first quarter of 2008. In addition the Company has a factor financing facility in place and will also seek to continue to raise additional capital through private equity placements and, or other financing means. On May 21, 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000 (See Note 12).

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

The results for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to consolidated financial statements for the year ended December 31, 2006 included in our annual report on Form 10-KSB.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction and New York. Tax returns for the years 2005 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest and penalties related to uncertain tax positions had been accrued.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three and nine-month periods ended September 30, 2007 and 2006, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company. The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net losses per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(2,235,664)	$(677,099)	$(5,227,179)	$(2,854,461)

Denominator:
Weighted average shares - basic	39,500,824	33,122,006	37,324,237	28,779,270

Effect of dilutive stock options and warrants		—		—

Denominator for diluted earnings per share	39,500,824	33,122,006	37,324,237	28,779,270

Loss per share:
Basic	$(0.06)	$(0.02)	$(0.14)	$(0.10)

Diluted	$(0.06)	$(0.02)	$(0.14)	$(0.10)

At September 30, 2007 and 2006 the Company's stock options outstanding totaled 3,904,375 and 2,709,375, respectively. At September 30, 2007 and 2006 the Company's warrants outstanding were 4,564,714 and 3,000,000, respectively. In addition, the Company granted a warrant on September 28, 2007 to purchase up to 150,000 shares of common stock, which has vesting provisions that are contingent upon the exercise of outstanding investor warrants (Note 11). Inclusion of the Company's options and warrants in diluted loss per share for the nine months ended September 30, 2007 and 2006 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

NOTE 4: INVENTORY

Inventory at September 30, 2007 (unaudited) consisted of $91,728 of raw materials (packaging) and was located at the Company’s independent warehouse facility in the United States. Inventory is stated at the lower of cost (first-in, first-out) or market.

NOTE 5: PROPERTY AND EQUIPMENT, NET

 Property and equipment, net at September 30, 2007 (unaudited) consist of the following:

Sewing equipment	$1,882
Office equipment	1,183
Computer equipment	15,220
Store displays	32,640
50,925
Less accumulated depreciation	(10,325)
$40,600

Depreciation expense related to property and equipment was $4,015 and $763 for the three months ended September 30, 2007 and 2006 and $5,979 and $1,624 for the nine months ended September 30, 2007 and 2006, respectively.

During the three months and nine months ended September 30, 2007, the Company purchased and capitalized store displays of $4,960 and $32,640 respectively. Depreciation expense related to displays was $2,720 for the three and nine months ended September 30, 2007. The displays are depreciated on a straight-line basis over 12 months.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6: SOFTWARE COSTS

Software costs at September 30, 2007 (unaudited) consisted of the following:

Website design costs	$29,600
Less accumulated amortization	(9,767)
$19,833

Software costs are amortized using the straight line method over the estimated useful life of 18 months. Amortization expense related to software costs was $9,767 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7: CAPITALIZED PRODUCTION MOLDS

The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the three and nine months ended September 30, 2007, the Company determined that capitalized molds of $8,741 and $114,376, respectively to be obsolete. No amortization of production molds is included in the September 30, 2007 consolidated statement of operations.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8: PATENT COSTS

Costs associated with the development and filing of patent applications are capitalized and amortized over the useful life of 20 years, using the straight-line method. The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of September 30, 2007 (unaudited) consisted of:

Patent costs	$145,671
Less accumulated amortization	(12,437)
$133,234

Amortization expense related to patents was $1,656 and $1,105 for the three months ended September 30, 2007 and 2006 and $4,774 and $2,846 for the nine months ended September 30, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years ending December 31 is estimated to be approximately $7,300 for each year.

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2007 (unaudited) consisted of the following:

Trade payables	$407,547
Professional fees	55,278
Design and development	51,357
Other accrued liabilities	23,708
$537,890

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

During the period ended March 31, 2007, the Company's Vice President of Finance and Operations (“VP”) offered his resignation to the Company, which was accepted by the Company. The Company, through a signed separation agreement and general release, agreed to pay the VP a total of $203,500 including a bonus for the current fiscal year, buy-out of all of his stock options, one month's vacation, and three month's compensation, the latter becoming effective upon his completion of services to the Company on April 30, 2007. In addition, the Company has paid $25,000 above the contract amount to the former VP for the nine months ended September 30, 2007.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On April 13, 2007, the Company entered into an employment agreement with Mr. Pavan to serve as its Chief Operating Officer and Executive Vice President. Pursuant to the terms of the Agreement, the Company will employ Mr. Pavan for three years with successive one year automatic renewals unless either party provides 180 days advance notice of intent not to renew and the Company will pay Mr. Pavan an annual base salary of $225,000 with a cash bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Pavan is also eligible to receive up to $4,000 as a one time benefit in connection with the fees incurred in connection with the Agreement, paid vacation, and other benefits made available by the Company to its executives, including a Company-owned or leased automobile. Furthermore, the Company granted Mr. Pavan 500,000 stock options pursuant to the Company's 2005 Amended and Restated Incentive Plan at a strike price of $1.25, to encourage him to provide long-term services to the Company and to encourage greater productivity and efficiency. The 500,000 stock options will vest over a three year period in equal 1/6 portions semi-annually. The stock options as of the date of the grant have a fair value of $390,000, which shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period. Upon a change of control of the Company, all options outstanding that have not previously vested or terminated will be immediately and fully vested and exercisable upon the date of the change of control.

On May 4, 2007, the Company entered into an agreement to lease new corporate office space effective June 1, 2007. The agreement requires the company to pay approximately $95,000 through May 31, 2008, but the Company may terminate this agreement and vacate the premise upon 60 day written notification.

On September 28, 2007, the Company and Mark Klein executed an Amended and Restated Employment Agreement (the “Agreement”) in connection with the continued employment of Mr. Klein as the Company's Chief Executive Officer and President. The Agreement supersedes, amends and restates the prior employment agreement entered into by Mr. Klein and the Company when Mr. Klein was initially appointed Chief Executive Officer and President on March 20, 2006. Pursuant to the terms of the Agreement, the Company will continue to employ Mr. Klein for a period of three years with successive one-year automatic renewals unless either party provides 180-days advance notice of intent not to renew the Company will pay Mr. Klein an annual base salary of $250,000 with a bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Klein is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a Company-owned or leased automobile. If Mr. Klein's employment is terminated with cause, as defined in the Agreement, Mr. Klein will receive that portion of any unpaid base salary that has been earned through the termination date and any accrued but unpaid vacation pay as well as any expense reimbursements due and owing to him. If Mr. Klein is terminated without cause, resigns with good reason or is terminated upon a change of control, he will receive, in addition to his accrued base salary, bonus compensation, vested deferred compensation, any benefits under any plans of the Company in which he is a participant to the full extent of his rights under such plan, and accrued vacation benefits prorated through the termination date, 12 months of his base salary along with health benefits, to be paid out proportionally, on the Company's usual paydays, over a 12 month period.  Mr. Klein has agreed not to compete with the Company during his employment or in the 12 months that severance payments are made.

NOTE 11: STOCK OPTIONS AND WARRANTS

In October 2005, Skins Footwear's Board of Directors approved the 2005 Amended and Restated Incentive Plan (the “2005 Plan”). The 2005 Plan provides that the following types of awards may be granted under the 2005 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals, stock units and other stock-based awards, short-term cash incentive awards or any other award. Under the 2005 Plan, awards may be granted with respect to a maximum of 3,375,000 shares of Skins Footwear's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company.

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

As part of the Share Exchange Agreement dated November 2, 2005, the Company assumed Skins Footwear's 2005 Incentive Plan.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months and nine months ended September 30, 2007 the Company recorded compensation expense of $ 18,447 and $55,341 respectively, related to the replacement option grants to the board members.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three and nine months ended September 30, 2007, the Company recorded compensation expense of $82,280 and $246,714, respectively.

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

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

September 30, 2007
Expected volatility	101.98%
Expected dividends	0
Expected term (in years)	3.07
Risk-free interest rate	4.14%

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2006 Option Grants

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.19. In March 2007 the Company cancelled all of these options in exchange for a cash payment to this Vice President of $88,500. (See Note 11)

For the three and nine months ended September 30, 2007, the Company recorded a total compensation expense of $0 and $67,190, respectively, related to the Former Vice President's June 19, 2006 option grant. Total compensation was made up of the $9,135 service period expense and the $58,055 from the unrecognized compensation that effectively vests upon repurchase of the options. The $30,445 cost in excess of the repurchase amount is the difference between the $88,500 total cash paid less the unrecognized cost of $58,055 and is recognized as a charge to additional paid in capital.

The total compensation expense related to the non-vested options on 2006 awards to employees at September 30, 2007 is $49,503. For the three and nine months ended September 30, 2007, the Company recorded compensation expense of $7,614 and $31,820, respectively related to the two grants above.

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly, with the first vesting occurring six months from the date of the agreement, and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measures the compensation associated with this grant based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the options that will vest during the reporting period. For the three and nine months ended September 30, 2007, the Company recorded compensation expense of $48,940 and $146,356, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vest during the reporting period using the fair value on the reporting date. At September 30, 2007 no options under this grant had vested, therefore no expense had been incurred.

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

On July 3, 2007, the Company granted 200,000 options to its Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.29. The options expire on July 3, 2011. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On August 27, 2007, the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.37. The options expire on August 27, 2012. On that same date, the Company granted 150,000 options to a Director of the Company. The options vest on an annual basis from January 9, 2007, the date the Director was appointed to the Company (“the Appointment Date”), and vest over three years, with the first one-third vesting to occur one year from the Appointment Date. The grant has an exercise price of $1.37. The options expire on August 27, 2012. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

The total compensation expense related to the non-vested options on 2007 awards to employees at September 30, 2007 is $708,818. For the three and nine months ended September 30, 2007, the Company recorded compensation expense of $56,172 and $84,741 related to the 2007 grants.

At the Company's 2007 Annual Meeting of Stockholders held on September 28, 2007, the Company's stockholders approved an amendment to the Company's Amendment and Restated 2005 Incentive Plan to increase the maximum number of shares of common stock that may be issued under such plan by 1,625,000 shares to a total of 5,000,000 shares.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the options granted to consultants on May 9, 2006 and the option grants to employees on March 14, 2007, April 13, 2007, July 3, 2007 and August 27, 2007 were calculated using the Black-Scholes option valuation model with the following assumptions:

	April 13, 2007 Option Grant	March 14, 2007 Option Grant	May 9th, 2006 Consultant Grant
Expected volatility	95.84%	94.45%	101.25%
Expected dividends	None	None	None
Expected term (in years)	3.00	3.00	0.75
Risk-free interest rate	4.50%	4.51%	4.50%

	August 27, 2007 Option Grant	July 3, 2007 Option Grant
Expected volatility	101.38%	99.55%
Expected dividends	None	None
Expected term (in years)	5.00	4.00
Risk-free interest rate	4.32%	4.92%

A summary of option activity under the 2005 Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2007	3,139,375	$0.91
Granted	915,000	1.29
Cancelled	(150,000)	1.19
Outstanding, September 30, 2007	3,904,375	$0.98	3.54	$—

Exercisable, September 30, 2007	1,887,499	$1.10	3.55	$—

A summary of the status of the Company's non-vested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2007	1,786,248	$0.42
Granted	915,000	0.89
Cancelled	(112,500)	(0.73)
Vested	(571,872)	0.44
Non-vested, September 30, 2007	2,016,876	$0.63

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At September 30, 2007 no warrants under this issuance had vested, therefore no expense had been incurred.

NOTE 12: STOCKHOLDERS' EQUITY

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

NOTE 13: SUBSEQUENT EVENTS

On October 1, 2007, the contract between the Company and Robert Burke Associates, Inc, (“RBA”), whereas RBA provided consulting and advisory services to the Company, expired. Both parties mutually agreed not to renew the contract.

On October 29, 2007, the Company and Deborah A. Gargiulo executed an Executive Employment Agreement in connection with the employment of Ms. Gargiulo as the Company's Chief Financial Officer. Pursuant to the terms of the Agreement, the Company will employ Ms. Gargiulo for a period of three years with successive one-year automatic renewals unless either party provides 180-days' advance notice of intent not to renew. The Company will pay Ms. Gargiulo an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. Ms. Gargiulo is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a monthly automobile allowance. The Company had also previously granted to Ms. Gargiulo 200,000 options exercisable at fair market value on the date of grant under the Company's 2005 Incentive Plan. If Ms. Gargiulo's employment is terminated for cause, as defined in the Agreement, Ms. Gargiulo will receive that portion of any unpaid base salary that has been earned through the termination date and any accrued but unpaid vacation pay as well as any expense reimbursements due and owing to her. In the event Ms. Gargiulo is terminated without cause or she resigns with good reason, Ms. Gargiulo will be entitled to severance pay from the Company. The amount of the severance pay will be an amount equal to (i) nine months of her base pay if the termination of her employment occurs during the first year of employment under the Agreement, (ii) ten months of her base pay if termination of her employment occurs during the second year of employment under the Agreement, or (iii) eleven months of her base pay if the termination occurs during the third year of employment under the Agreement. The severance pay would be paid in accordance with the Company's usual paydays during the applicable severance period. In addition, in the event of termination without cause or for good reason, she will receive all accrued base salary, bonus compensation to the extent earned, vested deferred compensation, any benefits under any plans of the Company in which she is a participant, accrued vacation pay and any as well as any expense reimbursements due and owing to her, all to the date of termination.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on November 12, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments issued.

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

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.

OVERVIEW

Our Company

We are a development stage company. We have not yet realized any revenues from our planned operations. We launched our Fall/Winter 2007 product through to a test market of approximately 20 select independent stores in third quarter of 2007. We intend to design, manufacture and market high quality men’s and woman’s footwear and distribute to selected retail stores for the first quarter 2008. Our primary activities have been conducting research and development, performing business, strategic and financial planning, and raising capital.

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

As of September 30, 2007, had accumulated losses of $ 10,012,477 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-QSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

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

Patent and Patent Applications

We own one issued United States patent claiming the modular shoe system; this patent issued February 6, 2007 as U.S. patent number 7,171,768 (the ‘768 patent).  Additionally we have two pending U.S. patent applications also claiming certain aspects of the modular shoe system: U.S. patent application serial number (USPASN) 11/638,166 filed December 13, 2006, which is a continuation of  the ‘768 patent, and  USPASN 11/578,741 which is a national phase application of Patent Cooperation Treaty (PCT) international application serial number PCT/US04/033446 (the '446 application).  The '446 application has also been nationalized in Australia, Canada, China (PRC), Europe, Hong Kong, Israel, Japan, Korea, New Zealand and the Russian Federation.

PLANNED OPERATIONS

Product Development

We have initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. We intend to design, manufacture and market high quality men’s and woman’s footwear and distribute to selected retail stores for the first quarter 2008. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested retail price of $100 to $165 for women and $130 to $180 for men. The first test collection (Fall/Winter 2007) had approximately five to six styles per gender ranging three to five color ways per each style. The new collection (Spring/ Summer 2008) will have approximately eight to nine styles per gender ranging three to five color ways per each style.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

During the three month period ended September 30, 2007, we launched our product to a test market of approximately 20 select independent stores. In conjunction with the soft launch, we announced our Consumer Partnership Program, which is a program aimed to elicit feedback from consumers to aid us in product development and internal research. As part of the program, we gave the Bone portion of the product to participating consumers without charge. As a result of input from our retail partners, continuous fit trials, and feedback from consumers through the Consumer Partnership Program, we were able to incorporate this information into a new Bone. On November 7, 2007, we announced an updated designed of the Bone, an advanced product to be launched in first quarter 2008 for the Spring/Summer 2008 season.

The engineering of the Bone and Skin allows for a pressure fit attachment. The Bone is an exact fit to its corresponding Skin. The Skin cannot be worn on its own. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete as defined in management’s discussion below.

Sourcing

We are in the process of amending our sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will continue to be responsible for sourcing, commercialization and product line review. Atsco Footwear is assisting us in developing a fit-and-wear tested marketable product and be responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We are also in the process of amending our engineering and consulting agreement with TLD Asian Pacific Ltd. Pursuant to which TLD will continue to be responsible for engineering and further developing Skins and Bones and responsible for overseeing all of the Bone production and a portion of the Skins production.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department and Internet retail locations via our marketing and branding efforts.

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

We launched our Fall/Winter 2007 product through to a test market of approximately 20 select independent stores in third quarter of 2007. We intend to design, manufacture and market high quality men’s and woman’s footwear and distribute to selected retail stores for the first quarter 2008.

We believe that the initial purchase order amount we can expect per retailer will be 60 pairs per gender at an average wholesale price of $57 per pair of Skins. We further plan on selling fill-in orders as the season progresses.

Critical Accounting Policies

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventory and Inventory Reserves

Inventory is stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. The Company evaluates its inventory on a quarterly basis to identify excess, slow-moving and obsolete inventory and assesses reserve adequacy. When this evaluation indicates such inventory exists, the reserve is increased by a charge to operations or such inventories are written off. At September 30, 2007, inventory represented raw materials to be used in production for goods to be sold.

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

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Net revenues during the three months ended September 30, 2007 and 2006 were nil.

Design and development expenses were $965,878 and $94,457 for the three months ended September 30, 2007, and 2006, respectively. The increase of $871,421 is primarily attributable to $688,621 of further research and development of our product including sampling expense and the write-off of obsolete product due to of our soft launch and introduction of a new advanced technology product, in addition to design consulting services of approximately $154,000 and sourcing agent fees of $28,800.

Selling, general and administrative expenses (“SG&A”) were $1,285,600 and $531,551 for the three months ended September 30, 2007, and 2006, respectively. The increase of $754,049 in SG&A expenses was attributable to additional expenses incurred in connection with the initial soft launch of our product in test stores, which occurred in the third quarter of 2007. The increase in SG&A expenses are attributable to:

•	Employee compensation and benefits of approximately $ 157,000;

•	Selling, warehouse and shipping expense of $ 115,000;

•	Professional fees of $ 77,000 (including employee recruitment, investor relations, legal and auditing);

•	Advertising and marketing of $188,000;

•	Travel and entertainment of $ 35,000; and

•	Share based compensation of $83,000.

There was unrealized loss on derivative instruments of $0 and $58,800 for the three months ended September 30, 2007 and 2006. The unrealized loss on derivative instruments for the three months ended September 30, 2006 represents the fair value charge in our derivative liability from March 31, 2006, which resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net loss for the three months ended September 30, 2007 was $2,235,664, or $0.06 per share, as compared to a net loss of $677,099, or $0.02 per share, for the same period in 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net revenues during the nine months ended September 30, 2007 and 2006 were nil.

Design and development expenses were $1,851,009 and $164,038 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $1,686,971 is primarily attributable to $1,290,570 of further research and development of our product including sampling expense and the write-off of obsolete product, in addition to design consulting services of approximately $310,000 and sourcing agent fees of $86,400. Design and development expense includes the write-off of approximately $114,376 of obsolete molds and the write-off of obsolete product of $671,358 as a result of the soft launch and introduction of an advanced technology product.

SG&A were $3,421,787 and $1,426,263 for the nine months ended September 30, 2007 and 2006, respectively. SG&A expenses increased by $1,995,524 primarily as a result of additional expenses incurred in connection with the initial soft launch of our product to test stores, which occurred in the third quarter of 2007. The increase in SG&A expenses are attributable to:

•	Employee compensation and benefits of approximately $380,000;

•	Selling ,warehouse and shipping expense of $ 150,000;

•	Termination expense for a previous employee of $198,000;

•	Professional fees of $261,000 (including employee recruitment, investor relations, legal and auditing);

•	Advertising and marketing of $452,000;

•	Travel and entertainment of $197,000; and

•	Share base compensation of $435,000;

•	Partially offset by non recurring expense in the prior year of $184,000 related to the acquisition of all of the outstanding capital stock of Skins Footwear Inc by us.

There was unrealized loss on derivative instruments of $0 and $1,284,563 for the nine months ended September 30, 2007 and 2006. The unrealized loss on derivative instruments for the nine months ended September 30, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net loss for the nine months ended September 30, 2007 was $5,227,179, or $0.14 per share, as compared to a net loss of $2,854,461, or $0.10 per share, for the same period in 2006.

Liquidity and Capital Resources

At September 30, 2007, we had $925,450 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds from the private placement of equity securities and the proceeds from the exercising of common stock purchase warrants.

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

Net cash used in operating activities for the nine months ended September 30, 2007 was $4,302,024, as compared to net cash used of $1,468,691 in the same period in 2006. The increase in net cash used was primarily attributable to an increase in net loss from operations, which was primarily attributable to an increase in operating expenditures and lack of revenue. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries. We were able to finance our operations and purchase of raw materials and production principally from our existing cash balance as of December 31, 2006, the May 21, 2007 financing transaction, and the proceeds from the exercise of common stock purchase warrants. During the nine months ended September 30, 2007, we received cash proceeds from these exercises totaling $754,437.

Net cash used in investing activities for the nine months ended September 30, 2007 was $213,457, as compared to $50,441 during the same period in 2006. The increase in net cash used was primarily attributable to an increase in our purchase of molds, software costs and purchase of property and equipment.

Net cash providing by financing activities for the nine months ended September 30, 2007 was $3,686,005, as compared to $2,181,857 for the same period in 2006. The increase was primarily attributable to our private placement conducted in May 21, 2007.

At September 30, 2007, we had 3,904,375 stock options and 4,714,714 common stock purchase warrants, outstanding. The outstanding stock options have a weighted average exercise price of $0.98 per share and the outstanding warrants have a weighted average exercise price of $1.01 per share. Accordingly, at September 30, 2007, the outstanding options and warrants represented a total of 8,619,089 shares issuable for a maximum of $8,595,002 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

We have entered into employment agreements with our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), and Chief Financial Officer (“CFO”). Below is a summary of our obligations to make payments under the employment agreements:

•
We entered into an employment agreement with our CEO on September 28, 2007. Pursuant to the agreement, we will employ the CEO for a period of three years with successive one-year automatic renewals unless either party provides 180-days' advance notice of intent not to renew. We will pay our CEO an annual base salary of $250,000 with a bonus of up to 50% of the base salary at the discretion of the Board of Directors or its Compensation Committee. If our CEO is terminated without cause, resigns with good reason or is terminated upon a change of control, he will receive, in addition to his accrued base salary, bonus compensation, vested deferred compensation, any benefits under any of our plans in which he is a participant to the full extent of his rights under such plan, and accrued vacation benefits prorated through the termination date, 12 months of his base salary along with health benefits, to be paid out proportionally, on our usual paydays, over a 12 month period.

•
We entered into an employment agreement with our COO on April 13, 2007. Pursuant to the agreement, we will employ the COO for a period of three years with successive one-year automatic renewals unless either party provides 180-days' advance notice of intent not to renew. We will pay our COO an annual base salary of $225,000 with a bonus of up to 50% of the base salary at the discretion of the Board of Directors or its Compensation Committee. If our COO is terminated without cause, resigns with good reason or is terminated upon a change of control, he will receive, in addition to his accrued base salary, bonus compensation, vested deferred compensation, any benefits under any of our plans in which he is a participant to the full extent of his rights under such plan, and accrued vacation benefits prorated through the termination date, 12 months of his base salary along with health benefits, to be paid out proportionally, on our usual paydays, over a 12 month period.

•
We entered into an employment agreement with our CFO on October 29, 2007. Pursuant to the agreement, we will employ the CFO for a period of three years with successive one-year automatic renewals unless either party provides 180-days' advance notice of intent not to renew. We will pay our CFO an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. In the event the CFO is terminated without cause or she resigns with good reason, our CFO will be entitled to severance pay from the company. The amount of the severance pay will be an amount equal to (i) nine months of her base pay if the termination of her employment occurs during the first year of employment under the agreement, (ii) ten months of her base pay if termination of her employment occurs during the second year of employment under the agreement, or (iii) eleven months of her base pay if the termination occurs during the third year of employment under the agreement. The severance pay would be paid in accordance with the Company's usual paydays during the applicable severance period.

As of September 30, 2007, we anticipate that we will need additional financing to enable us to meet our anticipated expenditures for the next year, which will principally be for the production of our footwear products and marketing expenses. We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. We anticipate raising additional funds through public or private financing, strategy relationships or other arrangements in the future to support our business operations. We cannot be certain that any such public or private financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2006 Form 10-KSB, as filed with the Securities and Exchange Commission on April 17, 2007.

ITEM 3. CONTROLS AND PROCEDURES- need to add language regarding Controls

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, including our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer, and our Chief Financial Officer, or “CFO,” who is our Principal Financial and Accounting Officer, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective due to a lack of experience with disclosure controls and procedures and a lack of a formal structure to record, process, summarize and report information with the Securities and Exchange Commission (the “SEC”) within the time periods specified in the SEC rules and regulations.

We have taken remedial steps to address the specific problems identified. We have worked with an accounting firm (other than our auditors) to consult with us on accounting issues. In addition, after the departure of our Vice President of Finance and Operations, we hired a Chief Financial Officer. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes Oxley Act of 2002. On September 26, 2007, we engaged an independent accounting firm to oversee with senior management, compliance over our internal control environment including identification of control deficiencies within financial reporting. On October 15, 2007, we hired an outside firm to perform an information system security audit. During the course of these activities, we have identified certain opportunities to improve our internal controls over financial reporting. These improvements include further formalization of accounting standards and guidelines, improved segregation of duties, hiring additional competent accounting staff and improving information technology system controls. As a result, we have taken measures to secure its proprietary information and assets. We believe that the remedial steps that we have taken and will take will address the conditions identified as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO and CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2007, we held our annual meeting of stockholders. The following matters were voted on at the meeting:

1.	to elect five members to the Board of Directors to serve for a one-year term as Directors;

2.	to approve an amendment of our 2005 Incentive Plan to increase by 1,625,000 shares, to a total of 5,000,000 shares that are available for issuance under the 2005 Incentive Plan; and

3.	to ratify the appointment of Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting for the year ending December 31, 2007.

     The results of the voting on these matters are set forth as follows:

Proposal	Votes For	Against/Withheld	Abstentions
Proposal No. 1 -
Election of Director Nominees
Mark Klein	31,929,855	724,806	—
Michael J. Rosenthal	31,939,755	714,906	—
Stephen Hochberg	31,909,620	745,041	—
Steve Reimer	31,940,855	713,806	—
Frank Zambrelli	32,601,855	52,806	—

Proposal No. 2 -
Amendment to the 2005 Incentive Plan to Increase Authorized Shares to 5,000,000 Shares	19,797,450	1,757,299	83,672

Proposal No. 3 -
Appointment of Mahoney Cohen & Company, CPA, P.C	32,503,073	112,606	38,982

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

SKINS INC. (Registrant)

November 19, 2007	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Deborah A. Gargiulo
Deborah A. Gargiulo
Chief Financial Officer (Principal Financial and Accounting Officer)