Form 10KSB
period 2007-12-31
SKINS INC.
filed 2008-04-14
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission File Number: 000-51119

SKINS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	20-4711789 (I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 710-2712
(Registrant's telephone number, including area code)

Securities registered under section 12(b) of the Exchange Act: (none)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 value per share

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

As of April 7, 2007, the aggregate market value of such common stock held by non-affiliates was approximately $13,522,000, based on the average of the bid $.43 and ask $.45 prices of such stock on that date. For purposes of this calculation only, all directors, officers, and each holder of a 10% or greater beneficial interest in the Company have been deemed affiliates.

As of April 7, 2007 there were 41,679,088 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: The information required by Part III of Form 10-KSB incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-KSB/A, not later than the end of the 120-day period.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SKINS INC.
FORM 10-KSB ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management's Discussion and Analysis or Plan of Operation” and “Description of Business.” These statements include certain projections and business trends that are “forward-looking.” Forward-looking statements can include statements containing a projection of revenues, income (including income loss) , earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items; a statement of the plans and objectives of management for future operations, including plans or objectives relating to the products or services of the issuer; a statement of future economic performance, including any such statement contained in a discussion and analysis of financial condition by the management or in the results of operations included pursuant to the rules and regulations of the SEC; any report issued by an outside reviewer retained by an issuer, to the extent that the report assesses a forward-looking statement made by the issuer; or a statement containing a projection or estimate of such other items as may be specified by rule or regulation of the SEC. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our limited operating history;

•	Our lack of profits from operations;

•	Our recent restatement of our financial statements;

•	Our ability to raise additional funds on acceptable terms or at all;

•	Our ability to successfully design, manufacture and commercialize our proposed product;

•	Our reliance on one unproven and undeveloped product type;

•	Rapidly changing consumer demands for footwear products;

•	Our unestablished brand;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees;

•	The limited trading market for our common stock;

•	Current market conditions; and

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

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

We, Skins Inc. and subsidiary (“we,” “us,” “our,” or “Company”), a Nevada corporation with our corporate office located in New York City, have designed and continue to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. We have initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. Due to technological advances in the product, we announced an updated design of the Bone to be launched in first half of 2008 for the Spring/Summer 2008 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins as well, to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete for the year ended December 31, 2007.

Our corporate offices are located at 1115 Broadway, 12th Floor, New York, New York 10010.

Development Stage and Going Concern

The Company is still in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital.

The financial statements contained in this report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2007, the Company had no established material source of revenues and has accumulated losses of $11,397,491 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

Management intends to sell its products to selected retail stores and chains throughout the United States in April 2008. This marks our first main stream consumer launch after completing a test soft launch to a select 20 retailers this past fall season. In addition, the Company has a factor financing facility in place and will also seek to continue to raise additional capital through private equity placements and, or other financing means.

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

Our technology is designed to allow consumers to continually change Skins to fit their respective fashion and functional needs. We will attempt to identify, interpret and translate current and emerging lifestyle trends in the design of our footwear. We expect to obtain lifestyle trend information through various methods intended to monitor changes in the culture and society, including:

•	Review and analysis of modern music, television, cinema, clothing and other trend-setting media,

•	Travel to domestic and international fashion markets to identify and confirm current trends,

•	Consultation with retail customers and end-consumers for information on current retail selling trends,

•	Fit trials to ensure maximum comfort for consumers,

•	Participation in major footwear tradeshows to stay abreast of popular brands, fashions and styles, and

•	Subscription to various fashion and color information services.

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

We engaged the services of Robert Burke Associates Inc., Banfi Zambrelli, Sportie LA Media, Factory PR, Tronic Studio, Design Quadrant and Studio Dror to provide our management with strategic advisory services to assist in the positioning of the Skins brand and to review and analyze the product lines. Frank Zambrelli, the President of Design Quadrant, is also a member of the Board of Directors of the Company.

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

Promotional Activities

We plan on implementing product placement with well-known celebrities, hosting events to help enhance the Skins image in the coming years, and to focus marketing efforts for our products among specific consumer groups. We anticipate that high profile and diverse appeal of celebrities may be able to assist the Skins brand to reach new markets.

On July 19, 2006 we appointed Factory PR as our public relations firm. Factory PR will develop all consumer and press focused communication platforms, as well as other brand building initiatives.

Entertainment Promotions: Our promotional strategies are expected to include retail collaborations, in-store specials, product tie-ins and giveaways, and other special events.

Sourcing, Production and Development

Outsourcing

We entered into a sourcing and buying agent agreement with Atsco Footwear, LLC (“Atsco”) pursuant to which Atsco was to be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco would be the exclusive sourcing and development agent for us and would assist us in developing a fit-and-wear tested marketable product. Atsco was to be responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We were to pay commissions to Atsco for its services under the agreement primarily based on merchandise sourced by Atsco and shipped to us. This agreement with Atsco was terminated as of February 2007.

On November 28, 2007, the Company executed a new Buying Agency and Sourcing Agreement with Atsco. Pursuant to the Agreement, Atsco will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing, commercialization and product line review. The Company will pay Atsco a commission of 7% of the first $5 million and 5% for the amounts above the first $5 million at the FOB country of origin price for merchandise sourced by Atsco and shipped to the Company. The Agreement has an initial term of one year, from November 15, 2007 through November 15, 2008, and each party has the option to extend the initial term of the Agreement for an additional year upon providing written notice to the other party no less than thirty days prior to the expiration of the initial term. Either party may terminate the Agreement at any time upon providing the other party with three months written notice. Mark Itzkowitz, the President of Atsco, is also an advisory member of the Board of Directors of the Company.

Development

On October 1, 2006, we entered into a product development, engineering and consulting agreement with TLD Asia Pacific, LLC (“TLD”), where TLD is responsible for all order placements, production planning, quality control of finished products, monitoring and enforcing timeliness in all development sampling, facilitating prototypes, pullovers, and sample requests, and assisting in negotiating FOB costs, and delivery of fit test samples in the Far East. We are also in the process of amending our engineering and consulting agreement with TLD. Pursuant to which TLD will continue to be responsible for engineering and further developing Skins and Bones and responsible for overseeing all of the Bone production and a portion of the Skins production

Production

Our goods as well as, our packaging and displays are balance of the collection is being produced in China as well as our packaging and displays.

Inventory Risks

Due to the nature of our planned “high level” of style and fashion, inventory risks will be higher, since fashions can change quickly and past styles can be rapidly considered obsolete. We will attempt to reduce the risk of overstocking by:

•	Assessing demand for our products by soliciting input from our customers and monitoring retail sell-through processes,

•	Analyzing historical and current sales and market data to develop internal product quantity forecasts,

•	Seeking to share inventory risks with retail channels as much as possible, and

•	Investing in core and basics inventory that can be held for more than one season.

Growth and Expansion Strategy

We plan to expand our operations in three primary segments:

Region by Region

We will launch our operations in the U.S. and attempt to maintain those operations throughout the planned growth period. We expect sell direct to the consumer in addition to expanding into developed countries in Western Europe and throughout the world. This expansion process may be expedited via licensing agreements with multinational apparel brands and distributors.

Demographics

We believe that the Skins core product concept is suitable for all ages. We believe that the key advantages of the product concept will initially attract the most fashion-savvy age group - the 18 to 35 year olds. When and if the product concept becomes more widely known, we plan to expand our demographic focus of the product concept to the 5 to 55 year old market segments.

Distribution

Initially, we will market our products to specialty high end retail stores and chains in the U.S. Our sales strategy includes setting sales meetings with the retail stores in which we hope to have our product carried. We will exhibit and participate in international industry tradeshows and events and establish close connections with the retailers we intend to do business with, including them at times in pre-selection and viewing of upcoming collections for the purpose of their review and comment. When and if our brand becomes more widely known and the product concept is more widely accepted, we will seek to establish licensing agreements with branded apparel companies. The third phase of distribution may include self-managed Skins concept stores in the heart of major metropolitan shopping areas acting primarily as a marketing tool and serving as examples for future licensed retail.

Pricing Strategy

Initially we will target our Skins footwear products to the purchasers of higher end lifestyle oriented and casual footwear and are aiming to the higher end of the market.

Competition

We will face intense direct and indirect competition.

•	Direct Competition: We will primarily offer lifestyle, athletic and dress-casual shoes. Consequently, all footwear companies that can be defined within those categories will be our competition.

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

Employees

As a development stage company, and even as we begin selling our product, we plan to rely on outside consultants and resources in an attempt to control our costs and expenses. Accordingly, as of December 31, 2007, we employed eight full-time employees. None of our employees are covered by a collective bargaining agreement.

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

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue since our inception. Since our inception in May 2004, it has been our business plan to design, develop, manufacture and distribute our sole product type--footwear with an interchangeable outer skin. Our Skins shoe product has only been introduced to selected test markets and there is no guarantee that our product will be able to generate any significant revenues. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in design and manufacturing and possible cost overruns.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have yet to initiate sales or demonstrate that it can generate sufficient sales to become profitable. We incurred significant net losses since its inception in May 2004, including a net loss of $6,612,193 and $4,100,278 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $11,021,633. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

In May 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000, and in April 2008, the Company conducted another private placement that raised approximately $ 1,975,645 in gross proceeds. The Company has also raised approximately $705,000 by issuing secured promissory notes entered into from December 2007 through March 2008, all of which were invested in the April 2008 private placement in lieu of repayment.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2008 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our independent registered public accountants indicate that they have substantial doubts that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Mahoney Cohen & Company, CPA, P.C., our independent registered public accountants, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007 indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants' comments when determining if an investment in us is suitable.

We face risks related to our accounting restatements.

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

Our company is new to the footwear industry and our management has limited experience conducting business with overseas manufactures. The lack of experience in footwear management and the non-traditional design of our footwear may make it difficult to compete against companies that have more senior management and are manufacturing conventional footwear designs. We expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

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

We own one issued United States patent claiming the modular shoe system; this patent issued February 6, 2007 as U.S. patent number 7,171,768 (the ‘768 patent).  Additionally we have two pending U.S. patent applications also claiming certain aspects of the modular shoe system: U.S. patent application serial number (USPASN) 11/638,166 filed December 13, 2006, which is a continuation of ‘768 patent, and  USPASN 11/578,741 which is a national phase application of Patent Cooperation Treaty (PCT) international application serial number PCT/US04/033446 (the '446 application).  The '446 application has also been nationalized in Australia, Canada, China (PRC), Europe, Hong Kong, Israel, Japan, Korea, New Zealand and the Russian Federation.

We believe that our ability to achieve success will depend primarily upon our ability to be effective in design, research and development, production and marketing rather than upon our patent position, however, we expect to establish a policy of filing applications for United States and foreign patents on designs and technologies that we deem valuable. If we fail to protect or maintain our trademarks, we may lose or damage our intellectual property rights and impair our ability to generate revenue in the future.

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

Our competitors may be able to produce a footwear product that is similar to our product without infringing on our intellectual property rights. Since we have yet to establish any significant brand recognition for our product, we could lose a substantial amount of business due to competitors developing products similar to our Skin and Bones footwear product. As a result, our future growth and ability to generate revenues from the sale of our product could suffer a material adverse effect.

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

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. Our success will be heavily dependent on our ability to integrate additional qualified employees that provide expertise in order to help grow the business. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

Although our common stock is listed on the OTC Bulletin Board, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to the share exchange transaction, or a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the footwear industry generally; and

•	general economic and other national conditions

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. In October 2006 and August 2007, we registered 6,122,000 and 8,000,000 shares of common stock, respectively, that are now freely tradeable. In addition, the former stockholders of Skins Footwear Inc. who received 19,404,000 shares of our common stock in the Share Exchange Transaction on the closing of the transaction in March 2006 are now eligible to sell all or some of their shares of common stock pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, subject to certain limitations. Previously, in general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. February 15, 2008, Rule 144 was amended to, among other things, shorten the holding period from one year to six months and to remove the volume limitations, among other things, for non-affiliates of the company, all of which make it easier for a non-affiliate stockholder to sell shares under Rule 144. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our principal stockholders have significant influence over our company.

Mark Klein, Michael J. Rosenthal, Geoffrey Dubey and Joshua Hermelin, each of whom were principal stockholders of Skins Footwear prior to the Share Exchange Transactions, beneficially own, in the aggregate, a majority of our outstanding voting stock following the Share Exchange Transaction. Mr. Klein became our President and Chief Executive Officer and Mr. Rosenthal became director of our company upon the closing of the Share Exchange Transaction. These stockholders possess significant influence over our company, giving them the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

Our internal control over financial reporting or disclosure controls and procedures may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting or disclosure controls and procedures may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure controls and procedures or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure controls and procedures may have an adverse impact on the price of our common stock.

As of December 31, 2007, our management, including our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer, and our Chief Financial Officer, or “CFO,” who is our Principal Financial and Accounting Officer, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures and internal controls over financial reporting as defined in Rules 13a-15(e) or 15d-15(e) and Rules 13(a) -15(f) and 15d- 15(f), respectively under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified a significant deficiencies and a material weakness . Based on the significant deficiencies and the material weaknesses, management concludes that the internal controls over financial reporting are not effective for the year 2007 as a whole. Management has undertaken remediation of the significant deficiencies and the material weaknesses as well as Internal Controls over Financial Reporting and has completed all remediation as of the filing of this report. Our management is not aware of any other significant deficiencies and material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.

As noted above there were significant changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) during the third and fourth quarters of 2007. These changes by the Chief Financial Officer and Chief Executive Officer, which occurred during the most recent fiscal quarter, will have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and to continue to maintain an effective internal controls over financial reporting could result in accounting errors such as those which led to the restatement of our financial statements in the year ended December 31, 2005, the three months ended March 31, 2006 and the six months ended June 30, 2006, which could adversely impact our public disclosures regarding our business, financial condition or results of operations. We may in the future identify similar errors in prior period financial information, requiring further restatement of our financial statements. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions may have an adverse impact on the price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants will be unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

On February 12, 2008, we entered into an office space lease agreement for additional office space. Pursuant to the terms of the Lease, we will pay a base monthly rent of $1,430 (including utilities, maintenance, and a rate abatement) for a room located at 1115 Broadway, 12th Floor, New York, NY 10010. Other one-time and continuing fees are due and payable. The Lease expires on May 31, 2008. We may terminate the Lease on the last day of any month provided that 60-day prior written notice has been provided.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

	2007
	High	Low
Fourth Quarter	$1.40	$0.23
Third Quarter	$2.29	$1.20
Second Quarter	$1.84	$0.75
First Quarter	$2.79	$1.53

	2006
	High	Low
Fourth Quarter	$3.05	$1.10
Third Quarter	$1.31	$0.89
Second Quarter	$1.26	$0.90
First Quarter	$1.25	$0.55

As of April 1, 2008, we have approximately 31 registered shareholders. The closing sales price of our common stock on April 8, 2008 was $0.48, as reported on the Over-the-Counter Bulletin Board.

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

• Current market conditions

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	# of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,486,500	(1)	$1.00	1,513,500	(2)
Equity compensation plans not approved by securities holders	4,714,714	(3)	1.01	—
Total	8,201,214		$1.01	1,513,500

(1)	Represents stock options outstanding under our Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which a total of 5,000,000 shares are authorized to be issued.

(2)	Represents shares available for future issuance under our 2005 Incentive Plan.

(3)	Represents warrants that were issued to third parties for services.

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

OVERVIEW

Our Company

We are a development stage company. We have not yet realized any revenues from our planned operations. We launched our Fall/Winter 2007 product through to a test market of approximately 20 select independent stores in third quarter of 2007. We have designed, outsourced manufactured and are marketing quality men’s and women’s footwear with distribution to select retailers beginning in April 2008. This marks our first main stream consumer launch after completing a test soft launch to a select 20 retailers this past fall season.

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

We have initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. Due to technological advances in the product, we announced an updated design of the Bone to be launched in first half of 2008 for the Spring/Summer 2008 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete.

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

As of December 31, 2007, we had no established source of revenues and had accumulated losses of $11,397,491 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-KSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

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

RECENT EVENTS

May 2007 Private Placement

On May 21, 2007, we sold a total of 4,000,000 units to seven investors and raised an aggregate of $3,000,000 in a private offering. The offering was made pursuant to a subscription agreement dated May 21, 2007. Each unit consists of one share of our common stock and one share purchase warrant, exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the offering. We registered all of the securities issued pursuant to the private placement.

Promissory Notes

From December 2007 through March 2008, we issued Secured Promissory Notes in a total amount of $705,000 to various lenders. The Notes bear interest at the rate of 5% per annum compounded annually and is secured by the grant of a security interest by us to the Lenders in all of our intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. We agreed to repay the Loan upon our completion of a financing, and in no event later than six months from each of the Notes’ date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the Lenders received a total of 1,285,976 shares of our common stock. In addition, the Lenders received piggy-back registration rights with respect to the shares. In April 2008, we conducted a private placement and the Lenders invested the principal amounts due under the Notes into the placement and waived interest due under the Notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the Lenders as part of the transaction.

April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. The repriced options had originally been issued with $.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

April 2008 Private Placement

On April 9, 2008, we sold a total of 13,403,225 units to 27 investors and raised an aggregate of $2,680,645 in a private offering under Regulation S and Regulation D of the Securities Act of 1933, as amended. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,085,000 represented cash received by the Company from investors by wire or check,

(ii)	$850,000 represented subscription receivables from eight investors that have yet to be paid to the Company,

(iii)	$705,000 represented an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iv)	$40,645 represented amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

In addition, the Company issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of $20,000 payment in cash for such services.

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, respectively. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within the earlier of 21 days after the closing of the offering or 10 days after the Company files it Annual Report on Form 10-KSB.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them. Similarly, the Company agreed to convert the $705,000 in principal debt owed under the secured promissory notes into the offering to preserve cash for Company operations. Each of the secured note holders agreed to waive payment of any and all interest due under the note.

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share was issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. Our Chief Financial Officer and Chairman of the Board was a note holder that converted into the private placement in amounts of $15,000 and $100,000, respectively, on the same terms and conditions as the rest of the investors.

PLANNED OPERATIONS

Product Development

We have designed, outsourced manufactured and are marketing quality men’s and women’s footwear with distribution to select retailers beginning in April 2008. This marks our first main stream consumer launch after completing a test soft launch to a select 20 retailers during the third quarter of 2007. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested average retail price of $110 to $130 for women and $140 to $160 for men. The first test collection (Fall/Winter 2007) had approximately five to six styles per gender ranging three to five color ways per each style. The new collection (Spring/ Summer 2008) will have approximately eight to nine styles per gender ranging three to five color ways per each style.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

During the third quarter 2007, we launched our product to a test market of approximately 20 select independent stores. In conjunction with the soft launch, we announced our Consumer Partnership Program, which is a program aimed to elicit feedback from consumers to aid us in product development and internal research. As part of the program, we gave the Bone portion of the product to participating consumers without charge. As a result of input from our retail partners, continuous fit trials, and feedback from consumers through the Consumer Partnership Program, we were able to incorporate this information into a new Bone. On November 7, 2007, we announced an updated designed of the Bone, an advanced product to be launched in first half 2008 for the Spring/Summer 2008 season.

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

Sourcing

On November 28, 2007, the Company executed a Buying Agency and Sourcing Agreement with Atsco Footwear, LLC. Pursuant to the Agreement, Atsco will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing, commercialization and product line review. The Company will pay Atsco a commission of 7% of the $5 million and 5% for the amounts above the first $5 million at the FOB country of origin price for merchandise sourced by Atsco and shipped to the Company. The Agreement has an initial term of one year, from November 15, 2007 through November 15, 2008, and each party has the option to extend the initial term of the Agreement for an additional year upon providing written notice to the other party no less than thirty days prior to the expiration of the initial term. Either party may terminate the Agreement at any time upon providing the other party with three months written notice. Mark Itzkowitz, the President of Atsco, is also an advisory member of the Board of Directors of the Company.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department and Internet retail locations via our marketing and branding efforts.

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

We have designed, outsourced manufactured and are marketing quality men’s and women’s footwear with distribution to select retailers beginning in April 2008. This marks our first main stream consumer launch after completing a test soft launch to a select 20 retailers during the third quarter of 2007 this past fall season. We believe that the initial purchase order amount we can expect per retailer will be 60 pairs per gender at an average wholesale price of $57 per pair of Skins. We further plan on selling fill-in orders as the season progresses.

Critical Accounting Policies

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventory and Inventory Reserves

Inventory is stated at the lower of cost or market, under the first-in, first-out method of inventory valuation. The Company evaluates its inventory on a quarterly basis to identify excess, slow-moving and obsolete inventory and assesses reserve adequacy. When this evaluation indicates such inventory exists, the reserve is increased by a charge to operations or such inventories are written off. At December 31, 2007, the Company had no inventory.

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

Impairment of Long Lived Assets

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of the undiscounted cash flows during the estimated useful like of the asset if less than the carrying value of the asset the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net revenues for the years ended December 31, 2007 and 2006 were nil.

Design and development expenses were $1,859,238 and $336,815 for the years ended December 31, 2007 and 2006, respectively. The increase of $1,522,423 is primarily attributable to $643,644 of costs to prepare the product for market distribution, including additional research and development, sampling expense, engineering and design consulting, web design, sourcing and quality control. In addition, design and development expenses include approximately $114,376 of obsolete molds, the write-off of obsolete product of $672,675 as a result of the soft launch and introduction of an advanced technology product, and the write-off of packaging and displays of $91,728 as a result of changes to store presentation and concept.

Selling, general and administrative expenses (SG&A) were $4,780,436 and $2,478,561 for the years ended December 31, 2007 and 2006, respectively. SG&A expenses increased by $2,301,875 primarily as a result of additional expenses incurred in connection with the initial soft launch of our product to test stores, which occurred in the third quarter of 2007, as well as other general expenses required to support the business. More specifically, the increase in SG&A expenses are attributable to:

•	Employee compensation and benefits of $488,413;

•	Selling ,warehouse and shipping expense of $ 182,000;

•	Termination expense for a previous employee of $198,000;

•	Professional fees of $404,550 (including employee recruitment, investor relations, legal, accounting and auditing);

•	Advertising and marketing of $502,625;

•	Travel and entertainment of $305,000; and

•	Share base compensation of $242,334;

•	Partially offset by non recurring expense in the prior year of $184,000 related to the acquisition of all of the outstanding capital stock of Skins Footwear Inc by us.

There was unrealized loss on derivative instruments of $0 and $1,284,563 and a loss on disposal of property and equipment of $22,179 and $0 for the years ended December 31, 2007 and 2006, respectively. The unrealized loss on derivative instruments for the year ended December 31, 2006 represents mainly the fair value charge in our derivative liability that resulted from the liquidated damages provision we have within a subscription agreement with certain of our stockholders who hold warrants to purchase common stock in accordance with the Share Exchange Agreement.

Our net loss for the year ended December 31 2007 was $6,612,193, or $0.18 per share, as compared to a net loss of $4,100,278, or $0.14 per share, for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $6,186 in cash and cash equivalents. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the proceeds of warrants exercised in the fourth quarter of fiscal year 2006. We received net proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006 and $1,680,763 for the year ended December 31, 2006 from the exercise of the warrants.

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

From December 2007 through March 2008, we issued Secured Promissory Notes in a total amount of $705,000 to various lenders. The Notes bear interest at the rate of 5% per annum compounded annually and is secured by the grant of a security interest by us to the Lenders in all of our intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. We agreed to repay the Loan upon our completion of a financing, and in no event later than six months from each of the Notes’ date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the Lenders received a total of 1,285,976 shares of our common stock. In addition, the Lenders received piggy-back registration rights with respect to the shares. In April 2008, we conducted a private placement and the Lenders invested the principal amounts due under the Notes into the placement and waived interest due under the Notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the Lenders as part of the transaction.

Net cash used in operating activities for the twelve months ended December 31, 2007 was $5,324,722 as compared to net cash used of $2,086,524 in the same period in 2006. The increase in net cash used was primarily attributable to an increase in net losses from operations, which was primarily attributable to an increase in operating expenditures and lack of revenue. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market. We earned no revenues since our inception in May 2004. We were able to finance our operations and purchase of raw materials and production principally from our existing cash balance as of December 31, 2006, the May 21, 2007 financing transaction, and the proceeds from the exercise of common stock purchase warrants. During the year ended December 31, 2007, we received cash proceeds from these exercises totaling $754,437.

Net cash used in investing activities for the year ended December 31, 2007 was $260,023, as compared to $56,957 during the same period in 2006. The increase in net cash used was primarily attributable to an increase in our purchase of molds, software costs and property and equipment.

Net cash providing by financing activities for the year ended December 31, 2007 was $3,686,005, as compared to $3,861,874 for the same period in 2006. The increase was primarily attributable to our private placement conducted in May 21, 2007.

At December 31, 2007, we had 3,486,500 stock options and 4,714,714 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.00 per share and the outstanding warrants have a weighted average exercise price of $1.01 per share. Accordingly, at December 31, 2007, the outstanding options and warrants represented a total of 8,201,214 shares issuable for a maximum of $8,266,084 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

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

•
We entered into an employment agreement with our COO on April 13, 2007. Pursuant to the agreement, we agreed to employ the COO for a period of three years with successive one-year automatic renewals unless either party provides 180-days' advance notice of intent not to renew. We had agreed to pay our COO an annual base salary of $225,000 with a bonus of up to 50% of the base salary at the discretion of the Board of Directors or its Compensation Committee.

•
On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, our COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. Our COO also agreed to release the Company from any and all claims and rights that he may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which our COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend its COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

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

As of December 31, 2007, we anticipate that we will need additional financing to enable us to meet our anticipated expenditures for the next year, which will principally be for the production of our footwear products and marketing expenses. We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. We anticipate raising additional funds through public or private financing, strategy relationships or other arrangements in the future to support our business operations. We cannot be certain that any such public or private financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

On April 9, 2008, we sold a total of 13,403,225 units to 27 investors and raised an aggregate of $2,680,645 in a private offering under Regulation S and Regulation D of the Securities Act of 1933, as amended. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,085,000 represented cash received by the Company from investors by wire or check,

(ii)	$850,000 represented subscription receivables from eight investors that have yet to be paid to the Company,

(iii)	$705,000 represented an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iv)	$40,645 represented amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

In addition, the Company issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of $20,000 payment in cash for such services.

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within the earlier of 21 days after the closing of the offering or 10 days after the Company files it Annual Report on Form 10-KSB.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them. Similarly, the Company agreed to convert the $705,000 in principal debt owed under the secured promissory notes into the offering to preserve cash for Company operations. Each of the secured note holders agreed to waive payment of any and all interest due under the note.

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share was issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. Our Chief Financial Officer and Chairman of the Board was a note holder that converted into the private placement in amounts of $15,000 and $100,000, respectively, on the same terms and conditions as the rest of the investors.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-KSB filing as of December 31, 2007.

The controls design was adequate for financial disclosures required for the preparation of the 10-KSB filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-KSB, will include creating a financial disclosures roll-forward model in accordance with the disclosures contained in the audited 10-KSB report. This model will be maintained and updated by Skins staff and management as new business transactions require additional financial disclosures. These financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified a material deficiency as more fully described below.

Prior to third quarter of 2007 management determined that a suspected fraud material to the company may have occurred due to material weaknesses in our internal control structure. There were no formal internal controls implemented or tested prior to third quarter of 2007 as reported in our second quarter 10-QSB dated August 20, 2007. The specific material control weaknesses that contributed to the suspected fraud included:

•	Lack of proper controls over the access to corporate negotiable instruments convertible into cash.

•	Lack of proper controls to approve cash disbursements for validity for checks, wire transfers and debit card usage.

•	Lack of controls related to procedures for new vendor acceptance and determining vendor invoice validity prior to issuance of payment for goods or services.

•	Lack of entity controls over the employee hiring process related to background checks, code of conduct, whistleblower policy, ethics and employee handbook.

•	Lack of controls and segregation of duties over payroll review and approval prior to issuance of payroll disbursements.

•	Lack of controls over the payroll master data change authorization process.

•	Lack of controls over the new employee additions process to ensure that all payroll information is complete and accurate and in accordance with relevant Skins policy and procedures.

•	Lack of controls over periodic review of expense flux analysis to determine if expenses were in line with expectations, specifically salaries.

•	Lack of controls over cash and regular performance of bank reconciliations by a person who has no access to authorizing cash disbursements.

•	Lack of controls over access to computer systems and records by authorized individuals.

The current CFO of the Company, who was hired on July 16, 2007, made the following procedure and control changes within 90 days of the commencement of employment, all of which were designed to remediate the deficiencies in our controls and procedures:

•	Established new authorized signatures authority with the bank for signing checks and wire transfers for the CEO, COO and CFO.

•	Eliminated the access to employees to negotiable instruments.

•	Changed the procedure for vendor acceptance and vendor invoice payment authorization.

•	Created a Wire Transfer Approval form for all wires.

•	Adopted a vendor invoice approval procedure.

•	Completed a bank reconciliation for all 2007 bank statements, noted exceptions and suspicious payments

•	Completed a payroll reconciliation for 2007 payroll issued, noted exceptions and suspicious payments

•	Hired a third-party firm to assist management with implementing and testing internal controls for Section 404 under Sarbanes Oxley (“SOX”) compliance.

•	Hired an independent third-party firm to perform a security assessment of security vulnerabilities and possible security access breaches.

•
Implemented new employee hiring procedures and controls including background checks and issuance of preliminary policies covering ethics, insider trading, whistleblower and information technology usage.

•	All suspected fraud and/or unauthorized transactions were reported to the Board of Directors and outside counsel.

During the period of the fourth quarter of 2007 and until the filing of our 10-KSB, management with the assistance of our outside consultants implemented and tested formal internal controls and procedures to ensure that all transactions are valid and authorized. All of the controls designed and implemented were based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as a comprehensive risk assessment including the information presented above.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the year 2007 as a whole. Management has undertaken remediation of this material weakness as well as Internal Controls over Financial Reporting and has completed all remediation as of the filing of this report. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.

Changes in Internal Controls over Financial Reporting

As noted above there were significant changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) during the third and fourth quarters of 2007. These changes by the Chief Financial Officer and Chief Executive Officer, which occurred during the most recent fiscal quarter, will have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS- OPEN

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 13. EXHIBITS

Exhibit No.	Description
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

4.1
Form of Stock Purchase Warrant for March 2006 Private Offering. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.2	Form of Stock Purchase Warrant May 2007 Private Offering. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2007).

4.3	Form of Stock Purchase Warrant dated April 9, 2008 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).

10.1
Employment Agreement by Mark Klein and the Logicom, Inc. dated March 20, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.1(a)
Amended and Restated Employment Agreement by Mark Klein and the Registrant dated September 28, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2007).

10.2
Executive Employment Agreement by and between Deborah A. Gargiulo and the Registrant dated October 29, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2007).

10.3
Dennis Walker Employment Agreement dated February 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2008).

10.4
Employment Agreement executed April 13, 2007 between Registrant and Antonio Pavan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 19, 2007).

10.4(a)	Stock Option Agreement for Mr. Pavan (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 19, 2007).

Exhibit No.	Description
10.4(b)
Separation Agreement dated April 8, 2008 by and between the Company and Antonio Pavan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2008).

10.4(c)
Amendment to Stock Option Agreement dated April 8, 2008 by and between the Company and Antonio Pavan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2008).

10.5
Form of Subscription Agreement for March 2006 Private Offering (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.6	Form of Subscription Agreement for May 2007 Private Offering (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2007).

10.7	Skin Shoes, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.7(a)
Form of Skin Shoes, Inc. Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.7(b)	Skins Inc. Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2007).

10.8
Form of Skins Inc. Secured Promissory Note December 21, 2007 and January 2, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2008).

10.9
Form of Skins Inc. Secured Promissory Note dated February 11 and 14, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2008).

10.10
Form of Skins Inc. Secured Promissory Note dated February 28 and March 17, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 19, 2008).

10.11
Lease Agreement with Summit Office Suites dated February 12, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2008).

10.12
Exclusive Buying Agency and Sourcing Agreement dated December 7, 2005 by and between the Registrant and Atsco Footwear LLC and addendum dated February 27, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s registration statement on Form SB-2 file with the Securities and Exchange Commission on June 30, 2006).

10.13
Buying Agency and Sourcing Agreement by and between the Company and Atsco Footwear, LLC dated November 28, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2007).

10.14
Form of U.S. Investor Subscription Agreement dated April 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).

10.15
Form of Offshore Investor Subscription Agreement dated April 9, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).

10.16	Form of Note Cancellation Agreement dated April 9, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).

21.1
List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s registration statement on Form SB-2 file with the Securities and Exchange Commission on June 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINS INC. (Registrant)

April 14, 2008	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Deborah A. Gargiulo
Deborah A. Gargiulo
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Klein	Chief Executive Officer, President and Director	April 14, 2008
Mark Klein	(Principal Executive Officer)

/s/ Michael J. Rosenthal	Chairman of the Board	April 14, 2008
Michael J. Rosenthal

/s/ Steve Reimer	Director	April 14, 2008
Steve Reimer

/s/ Frank Zambrelli	Director	April 14, 2008
Frank Zambrelli

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SKINS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skins Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Skins Inc. and Subsidiary (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and the period May 18, 2004, date of inception, to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skins Inc. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and the period May 18, 2004, date of inception, to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Skins, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 1, at December 31, 2007, the Company has no established source of revenues and has accumulated losses of $11,397,491 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
April 12, 2008

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,186	$1,754,926
Prepaid expenses	251,034	165,258
Total current assets	257,220	1,920,184

Property and equipment, net (Note 3)	13,209	6,255
Software Costs, net (Note 4)	16,634	-
Capitalized Production Molds (Note 5)	10,660	-
Patent costs, net (Note 6)	159,400	108,851
Other Intangibles, net (Note 7)	1,378	-
Total Assets	$458,501	$2,035,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	750,425	277,595
Liquidated damages payable (Note 2)	21,988	27,278
Note Payable, net of discount (Note 10)	95,777	-
Total current liabilities	868,190	304,873

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficiency) (Note 12):
Common Stock, $.001 par value; 436,363,650 shares authorized; 40,961,294 and 36,206,769 shares issued and outstanding at December 31, 2007 and 2006, respectively (Note 1)	40,961	36,206
Additional paid in capital	10,570,983	6,103,651

Deficit accumulated in the development stage	(11,021,633)	(4,409,440)
Total stockholders' equity (deficiency)	(409,689)	1,730,417

Total Liabilities & Stockholders' Equity (Deficiency)	$458,501	$2,035,290

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from Inception (May 18, 2004 - Dec
	2007	2006	31, 2007)
Operating expenses:

Design and development	$1,859,238	$336,815	$2,334,844

Selling, general and administrative	4,780,436	2,478,561	7,778,700

Total operating expenses	6,639,674	2,815,376	10,113,544

Operating Loss	(6,639,674)	(2,815,376)	(10,113,544)

Unrealized (loss) on derivative instruments	-	(1,284,563)	(1,306,754)
Liquidated damages	5,290	(27,278)	(21,988)
Interest Income	47,705	27,870	75,575
Loss on disposal of property and equipment	(22,179)	—	(22,179)
Amortization of discount on note payable	(3,130)	—	(3,130)
Interest Expense	(205)	(931)	(5,471)

Net loss	$(6,612,193)	$(4,100,278)	$(11,397,491)

Basic and diluted loss per share	$(0.18)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	37,888,638	29,948,876

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In (deficit-in)	Deficit Accumulated Total Development	Total Stockholders' Equity/
	Shares	Amount	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006 (Note 9)	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form			1,890,600		1,890,600
SB-2 became effective on October 10, 2006
Warrants exercised December 5, 2006	30,000	30	29,970		30,000
Warrants exercised December 8, 2006	120,000	120	119,880		120,000
Warrants exercised December 11, 2006	320,000	320	319,680		320,000
Warrants exercised December 12, 2006	115,715	116	115,599		115,715
Warrants exercised December 14, 2006	119,000	119	118,881		119,000
Warrants exercised December 15, 2006	274,000	274	273,726		274,000
Warrants exercised December 19, 2006	363,476	363	363,113		363,476
Warrants exercised December 21, 2006	238,572	238	238,334		238,572
Warrants exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants exercised January 5, 2007	100,000	100	99,900		100,000
Warrants exercised January 6, 2007	11,904	12	11,882		11,894
Warrants exercised January 10, 2007	100,000	100	99,900		100,000
Warrants exercised January 25, 2007	200,000	200	199,800		200,000
Warrants exercised February 7, 2007	59,524	60	59,464		59,524

Warrants exercised February 26, 2007	138,095	138	137,906	-	138,044
Repurchase of options (Note 11)	-	-	(30,445)	-	(30,445)
Share based Compensation for the three months ended March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation for the three months ended June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation for the three months ended September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 10)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	$40,961	$10,570,983	$(11,021,633)	$(409,689)

The accompanying notes are an integral part of the financial statements

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from Inception (May 18, 2004) to December 31, 2007
Cash flows used in operating activities:
Net loss	$(6,612,193)	$(4,100,278)	$(11,397,491)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,623	2,423	19,969
Amortization	21,670	4,205	29,333
Issuance of common stock for services	72,590	54,450	127,046
Share based compensation expense	728,729	699,865	1,542,500
Loss on write down of molds (Note 5)	114,376	-	114,376
Loss on disposal of property and equipment (Note 3)	22,179	-	22,179
Amortization of discount on note payable	3,130	-	3,130
Unrealized loss on derivative instruments	—	1,284,563	1,306,754
Changes in operating assets and liabilities:
Prepaid expenses	(158,366)	(73,437)	(231,803)
Accounts payable and accrued liabilities	472,830	14,407	734,608
Liquidated damages payable	(5,290)	27,278	21,988
Net cash used in operating activities	(5,324,722)	(2,086,524)	(7,707,411)

Cash flows used in investing activities:
Purchases of property and equipment	(44,756)	(5,125)	(53,379)
Software costs	(31,551)	-	(31,551)
Purchases of molds	(125,036)	-	(125,036)
Patent costs	(57,290)	(51,832)	(165,353)
Purchase of other intangibles	(1,390)	—	(1,390)
Net cash used in investing activities	(260,023)	(56,957)	(376,709)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	—	2,261,462	2,261,462
Related party proceeds (payments)	—	(80,351)	(26,924)
Proceeds from issuance of Common Stock	3,716,450	1,680,763	5,586,213
Repurchase of Options (Note 13)	(30,445)	-	(30,445)
Proceeds from note payable	150,000	-	300,000
Net cash provided by financing activities:	3,836,005	3,861,874	8,090,306

Net (decrease) increase in cash and cash equivalents	(1,748,740)	1,718,393	6,186

Cash and cash equivalents at beginning of year	1,754,926	36,533	-

Cash and cash equivalents at end of year	$6,186	$1,754,926	$6,186

Supplemental Schedule of Disclosure of Cash Flow Information:
Cash Paid this period for:
Interest	$-	$931	$5,266
Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	552,755	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	120,000	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	30,000	30,000
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	241,157	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	127,030	127,030
Discount on note payable for common stock to be issued- December 21, 2007 (Note 10)	57,353	-	57,353

The accompanying notes are an integral part of the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS

Overview

Skins Inc. and subsidiary (the “Company”), a Nevada corporation has its corporate office located in New York City, has designed and continues to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn.

Basis of presentation, organization and other matters

On March 20, 2006, the Company, at that time known as Logicom Inc. (“Logicom”), acquired all of the outstanding capital stock of Skins Footwear Inc. (formerly known as Skin Shoes, Inc.) (“Skins Footwear”). Skins Footwear thereupon became a wholly owned subsidiary of Logicom. The business of Skins Footwear is the only business of Logicom.

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

Development Stage Company

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on December 31, 2007 will not agree with the total loss from May 18, 2004 (inception date) to December 31, 2007 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2007, the Company has no established source of revenues and has accumulated losses of $11,397,491 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Property and Equipment

        Equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging between one and five years.

Software Costs

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized software costs related to the design up to the point when the software was operating. Software costs are being amortized by the straight-line method over estimated useful life of 18 months. Subsequent maintenance and modification costs are charged to operations as incurred.

Impairment of Long Lived Assets

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstance dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of the undiscounted cash flows during the estimated useful like of the asset if less than the carrying value of the asset the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Production Molds

Production molds to be used in production of inventory are stated at cost.

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

Estimated Fair Value of Financial Instruments

       The Company's financial instruments include cash, accounts payable and liquidated damages payable. Management believes the estimated fair value of cash, accounts payable and liquidated damages payable at December 31, 2007 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007 and 2006, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction and New York. Tax returns for the years 2005 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2007, no interest and penalties related to uncertain tax positions had been accrued.

Stock Options

 The Company has elected to adopt the intrinsic-value method of accounting for liability awards and the fair value (calculated) method for equity awards issued to employees under SFAS No. 123 (R), “Share Based Payment” (SFAS No. 123R”) that were granted prior to the Company becoming a public company. The Company uses the fair value method for all liability and equity awards after it became a public company.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company accounts for its stock-based employee compensation arrangements under "SFAS No. 123R", which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations. At December 31, 2005, the Company had 1,000 common authorized shares and had 515,725 of outstanding shares plus potential shares from the exercise of options that had vested. The 514,725 excess potential shares were attributed to the option grants that had vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 13) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its authorization of common stock and cured this liability. At March 16, 2006, the Company reversed out the liability through a charge to unrealized gains on derivative instruments.

In accordance with EITF 00-19, the Company recorded a liability for the derivative instruments that result from the liquidated damages provision it had with stockholders who also held warrants to purchase common stock in accordance with the Share Exchange Agreement. At each balance sheet date after the March 20, 2006 Share Exchange Close, a liability was calculated for 3,000,000 warrants subject to the liquidated damages provision. On March 20, 2006, 2,821,428 of the 3,000,000 warrants were granted upon the close of the private placement which occurred immediately prior to the close of the share exchange transaction (Note 12). The Company assumed a derivative liability of $553,846 which was reflected in the net assets assumed on the Company's Statement of Shareholder Equity (Deficit). The change in the value of the derivative liability from March 20, 2006 to October 10, 2006 was recorded in the Statement of Operations. The remaining 178,572 warrants were granted in conjunction with the conversion of the convertible debenture. The Company calculated a fair value of $30,000 for the 178,572 warrants issued upon conversion of the convertible debenture in accordance with EITF 00-27 and treated these warrants as a liability in accordance with EITF 00-19. The change in fair value of the derivative liability from the conversion date, March 20, 2006, to October 10, 2006 was recorded in the Statement of Operations. The provision required the Company to have its Registration Statement declared effective (to register the common stock and common stock equivalents issued in relation to the Share Exchange Agreement (Note 12) by the middle of August 2006. If the Registration Statement was not declared effective before the effectiveness date, the Company was required to pay liquidated damages to each Share Exchange Common Stock holder equal to 0.025% for each day after the effectiveness date until the Registration Statement is declared effective by the United States Securities and Exchange Commission. At December 31, 2006 The Company accrued approximately $27,000 for the potential liquidated damages payable. During the year ended December 31, 2007, waivers and releases were obtained from shareholders of approximately $5,000.

On October 10, 2006 the registration statement was declared effective by the United States Securities and Exchange Commission. As a result the Company reclassified its derivative liability at October 10, 2006 to additional paid in capital in accordance with paragraph 10 of EITF 00-19.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For both the years ended December 31, 2007 and 2006, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied (Note 12).

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net losses per share are the same.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Years ended December 31,
	2007	2006
Numerator:
Net loss - basic and diluted	$(6,612,193)	$(4,100,278)

Denominator:
Weighted average shares - basic	37,888,638	29,948,876

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	37,888,638	29,948,876
Loss per share
Basic	$(0.18)	$(0.14)

Diluted	$(0.18)	$(0.14)

At December 31, 2007 and 2006 the Company’s stock options outstanding totaled 3,336,500 and 3,139,375, respectively. In addition, at December 31, 2007 and 2006 the Company’s warrants outstanding were 4,714,714 and 1,319,237, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the years ended December 31, 2007 and 2006 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

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

In February 2008, the FASB issued FASB Staff Position No. 157-1. "Application of FAS13 Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1excludes FASB Statement No 13, Accounting for Leases ("SFAS 13"), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157. The Company believes that upon the adoption of SFAS157, FSP FAS 157-1 will have no affect on the way the Company accounts for its lease under SFAS 13.

In February 2008, the FASB issued FASB Staff Position No.157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15,2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FSP FAS 57-2 is effective upon issuance. The adoption of FSP FAS 157 is not expected to materially affect the Company's financial position or results of operations.

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

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51(Consolidated Financial Statements)" ( "SFAS 160"). SFAS 160 establishes accounting and reporting standards fir a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141 (R). "Business Combinations." SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the financial statements.

In December 2007, the FASB issued Statement No. 141 (R), "Business Combinations' (-SFAS 141(R)"). SFAS 141 (R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141 (R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141 (R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (Summary - On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact adoption of SFAS 161 may have on the financial statements.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2007	2006

Sewing equipment	$1,882	$1,882
Office equipment	-	1,183
Computer equipment (note 1)	19,652	7,536
	21,534	10,601
Less accumulated depreciation	8,325	4,346
	$13,209	$6,255

The Company determined that $419 of office equipment and $21,760 of displays to be obsolete for the year ended December 31, 2007.

Depreciation expense related to property and equipment was $15,623 and $2,423 for the years ended December 31, 2007 and 2006, respectively.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4: SOFTWARE COSTS

Software costs at December 31, 2007 consisted of the following:

Website design costs	$31,551
Less accumulated amortization	14,917
$16,634

Amortization expense related to software costs was $14,917 for the year ended December 31, 2007..

NOTE 5: CAPITALIZED PRODUCTION MOLDS

During the year ended December 31, 2007 the Company purchased $125,036 of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the year ended December 31, 2007, the Company determined that capitalized molds of $114,376, to be obsolete. No amortization of production molds is included in the December 31, 2007 consolidated statement of operations. The Company’s capitialized production molds are $10,660 at December 31, 2007.

NOTE 6: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of December 31, 2007 consisted of:

	December 31, 2007	December 31, 2006
Patent costs	$173,804	$116,514

Less accumulated amortization	14,404	7,663

	$159,400	$108,851

Amortization expense related to patents was $6,741 and $ 4,205 for the years ended December 31, 2007 and December 31, 2006, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $8,700 for each year.

NOTE 7: OTHER INTANGIBLES

The Company purchased internet brand name for approximately $1,390 during the year ended December 31, 2007 and will amortize it using the straight line method over an estimated useful life of 10 years. Amortization expense related to other intangibles was $12 for the year ended December 31, 2007.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 consisted of the following:

Trade payables	$590,556
Professional fees	87,943
Commissions payable	28,000
Board fees	18,750
Other accrued liabilities	25,176
$750,425

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9: RELATED PARTY TRANSACTIONS

As of December 31, 2007, there were no related party payables.

For the years ended December 31, 2007 and 2006, consulting expenses incurred to Mage LLC was $20,000 and $90,000 respectively. A former director of the Company (Note 13) was a principal of Mage, LLC.

In March 2006,the Company granted 843,750 options exercisable at $0.80 cents a share that vest over three years to two members of the Board of Directors of the Company. One of the board members resigned on October 19, 2007, Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have forfeited.

On April 3, 2006 the Company granted 122,000 fully vested shares of the Company's common stock to two shareholders for consulting services to be provided over a two year term beginning April 3, 2006. The Company valued the transaction based on the fair value of its common stock on the date of grant and will amortize the expense ratably over the two year term. Prepaid consulting expense of $19,193 and $91,783 was recognized and presented as a prepaid asset at December 31, 2007 and December 31, 2006, respectively.

On August 27, 2007 the Company granted 150,000 options exercisable at $1.37 a share that vest over three years to a director of the Company. The options shall vest on an annual basis from January 9, 2007, the date the member was appointed director of the company. (Note 13).

NOTE 10: NOTE PAYABLE

The Company issued a Secured Promissory Note on December 21, 2007 with a lender in the principal amount of $150,000 for a Secured Promissory Notes (the “Note”), for a total financing of $150,000 (the “Loan”). The Note bears interest at a rate of 5% per annum compounded annually and is secured by the grant of a security interest by the Company to the lender in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the Loan upon the Company’s completion of a financing, and in no event later than six months from the Notes’ date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the lender will receive 220,588 shares of the Company’s common stock. In addition, the lender received piggy-back registration rights with respect to the Shares.

A discount of $57,353 has been taken on the $150,000 note payable for the fair value of the 220,588 shares of common stock that were due to be issued on December 21, 2007. The Company issued the 220,588 shares of common stock in 2008. The Company will amortize the discount using the effective interest rate method over the term of the note payable.

From January 2008 through March 2008, the Company issued additional Secured Promissory Notes of $555,000 to various lenders. The Notes bear interest at the rate of 5% per annum compounded annually and are secured by the grant of a security interest by the Company to the lenders in all of its intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. The Company agreed to repay the Loan upon the Company’s completion of a financing, and in no event later than six months from each of the Notes’ date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the additional Lenders received a total of 1,065,388 shares of our common stock. In addition, the Lenders received piggy-back registration rights with respect to the shares.

In April 2008, the Company conducted a private placement and all the lenders invested their principal amounts due under the Notes into the placement and waived interest due under the Notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the lenders as part of the transaction.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company entered into an engineering and consulting agreement dated October 1, 2006, with an effective date of December 10, 2006, with TLD Asian Pacific Ltd (“TLD”) for a period of six months from the effective date. According to the agreement the Company agreed to pay TLD $9,600 monthly totaling $57,600 over the six month period. The Company is in the process of amending the engineering and consulting agreement with TLD pursuant to which TLD will continue to be responsible for engineering and further developing Skins and Bones and responsible for overseeing all of the Bone production and a portion of the Skins production.

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (“First Capital”) through October 31, 2008. The agreement provides for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital will provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition the First Capital will make cash advances to the Company against the value of the Company’s future finished goods inventory, up to a maximum of $500,000. The unpaid advances will bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company’s obligation to First Capital will be secured by all of its tangible and intangible assets. The Company has the right to terminate the agreement prior to its expiration term, for a maximum fee payable of $24,000.

The Company has entered into an investor relations consulting agreement with ICR, with an effective date of December 15, 2006 for a period of one year from the effective date. According to the agreement the Company agreed to pay ICR $96,000 over the one year period. The agreement has remained in full force and effect provided, after December 15,2007. However, either party may terminate this agreement upon sixty (60) days prior written notice.

The Company aligned with SLAM (Sportie LA Media) in March 2007 to benefit from SLAM’s nontraditional advertising, marketing, promoting and consulting to selected brands. The agreement between the Company and SLAM has an effective date of March 1, 2007 and states that the Company will pay SLAM a fee of $197,800 in equal monthly installments of $16,483, on the first day of each month during the term.

On April 1, 2007, the Company engaged the services of Robert Burke Associates Inc (“RBA”), an advisor to the fashion and retail sectors, to provide our management with strategic advisory services to assist in the positioning of the Skins brand, review and analysis of the product lines, and identify potential licensing opportunities and partners. The Company agreed to pay RBA $15,000 per month for six months, beginning April 1, 2007, after which the agreement will continue on a month-to-month basis. On October 1, 2007, the contract between the Company and RBA expired. Both parties mutually agreed not to renew the contract.

During the period ended March 31, 2007, the Company's Vice President of Finance and Operations (“VP”) offered his resignation to the Company, which was accepted by the Company. The Company, through a signed separation agreement and general release, agreed to pay the VP a total of $203,500 including a bonus for the current fiscal year, buy-out of all of his stock options, one month's vacation, and three month's compensation, the latter becoming effective upon his completion of services to the Company on April 30, 2007. In addition, the Company has paid $25,000 above the contract amount to the former VP for the year ended December 31 2007.

On April 13, 2007, the Company entered into an employment agreement with Mr. Pavan to serve as its Chief Operating Officer and Executive Vice President. Pursuant to the terms of the Agreement, the Company will employ Mr. Pavan for three years with successive one year automatic renewals unless either party provides 180 days advance notice of intent not to renew and the Company will pay Mr. Pavan an annual base salary of $225,000 with a cash bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Pavan is also eligible to receive up to $4,000 as a one time benefit in connection with the fees incurred in connection with the Agreement, paid vacation, and other benefits made available by the Company to its executives, including a Company-owned or leased automobile. Furthermore, the Company granted Mr. Pavan 500,000 stock options pursuant to the Company's 2005 Amended and Restated Incentive Plan at a strike price of $1.25, to encourage him to provide long-term services to the Company and to encourage greater productivity and efficiency. The 500,000 stock options will vest over a three year period in equal 1/6 portions semi-annually. The stock options as of the date of the grant have a fair value of $390,000, which shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period, (See Note 15).

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

On November 26, 2007, the Company amended their agreement with Studio Dror pursuant to which the Company engaged the service of Studio Dror to develop and design “Skin” and “Bones.” A retainer agreement was entered into on September 6, 2007 for a period of six months upon expiration, the retainer agreement shall automatically renew for additional and successive one month periods, unless terminated by either party on not less than sixty days prior to written notice; the Company shall pay retainer fee of $4,000 a month. If less than twenty-five hours are rendered in any given month, those unused hours shall roll into next immediate month and count towards any excess time used during such month. If upon termination by the Company of the agreement, the Company is owed credit of unused time. Studio Dror shall provide the Company with Design services equal to fifty percent (50%) of excess hours remaining until credit hours have been used up. If upon termination of the retainer agreement, Studio Dror shall have rendered design services in excess the monthly allotment, Studio Dror shall be compensated for each additional hour at rate of one hundred fifty dollars ($150) per hour.

On November 28, 2007, Skins Inc. (the “Company”) executed a Buying Agency and Sourcing Agreement (the “Agreement”) with Atsco Footwear, LLC (“Atsco”). Pursuant to the Agreement, Atsco will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing, commercialization and product line review. The Company will pay Atsco a commission of 7% of the $5 million and 5% for the amounts above the first $5 million at the FOB country of origin price for merchandise sourced by Atsco and shipped to the Company. The Agreement has an initial term of one year, from November 15, 2007 through November 15, 2008, and each party has the option to extend the initial term of the Agreement for an additional year upon providing written notice to the other party no less than thirty days prior to the expiration of the initial term. Either party may terminate the Agreement at any time upon providing the other party with three months written notice. The Company worked with Atsco on a month-by-month basis as our non-exclusive sourcing agent in the Far East prior to the November 28, 2007 agreement. Mark Itzkowitz, the President of Atsco, is also an advisory member of the Board of Directors of the Company.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 12: SHARE EXCHANGE AGREEMENT

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

•
Entered into an employment agreement with the new President of the Company for a term of 3 years and a base salary of $150,000. An incentive bonus plan will also be implemented. The Company will also pay up to $20,000 to cover moving and relocation expenses of the President and his family. (See Note 11)

On March 20, 2006, immediately prior to the closing of the share exchange transaction, the Company closed a private placement of units to purchase its common stock and warrants pursuant to a subscription agreement. Each unit consisted of one share of common stock of the Company and one share purchase warrant convertible at an exercise price of $1.00 per share at any time upon election of the holder during the 30 month period following the date of issue. A total of 2,821,428 units were sold in the private placement for an aggregate of $2,370,000. The proceeds from this private placement offering were included in the net asset assumed by the Company.

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

On December 31, 2007 and December 31, 2006 the Company had 40,961,294 and 36,206,769 outstanding shares of common stock, options to purchase 3,336,500 and 3,139,375 shares of common stock, and warrants to purchase 4,714,714 and 1,319,237 shares of common stock, respectively.

NOTE 13: STOCK OPTIONS

In October 2005, Skins Footwear's Board of Directors approved the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan provides that the following types of awards may be granted under the 2005 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals, stock units and other stock-based awards, short-term cash incentive awards or any other award. Under the 2005 Plan, awards may be granted with respect to a maximum of 3,375,000 shares of Skins Footwear's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. On September 28, 2007, the Company held our annual meeting of stockholders at which an amendment of our 2005 Incentive Plan was approved to increase the authorized number of shares that are available for issuance under the 2005 Incentive Plan by 1,625,000 shares, to a total of 5,000,000 shares.

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

As part of the Share Exchange Agreement, the Company assumed Skins Footwear 's 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards. For the year ended December 31, 2006, the Company recorded compensation expense related to these grants of $1,876.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. The total compensation expense related to the non-vested replacement options at December 31, 2007 and 2006 was $30,745 and $135,274, respectively. For the years ended December 31, 2007 and December 31, 2006 the Company recorded compensation expense of $66,102 and $61,488 related to the replacement option grants to the board members, respectively. On October 19, 2007, one of the board members that were granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have forfeited.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

•  The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the year ended December 31, 2007 and 2006, the Company recorded compensation expense of $256,059 and $304,889, respectively.

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

•  The fair value of the options granted to consultants and the replacement option grant transactions were calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16,	December 31,	December 31,
	2006	2006	2007
Expected volatility	17.30%	100.94%	111.71%
Expected dividends	None	None	None
Expected term (in years)	4.6	3.6	2.82
Risk-free interest rate	4.70%	4.53%	3.25%

2006 Option Grants.

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant at 12,500 per quarter and have an exercise price of $1.19. In March 2007, the Company cancelled all of these options in exchange for a cash payment to its Vice President of Finance of $88,500 (see Note 11). For the year ended December 31,2007, the Company recorded total compensation expense of $67,190, respectively, related to the former Vice President’s June 19, 2006 option grant. The compensation was made up of the $9,135 service period expense and the $58,055 from the unrecognized compensation that effectively vests upon repurchase of the options. The $30,445 cost in excess of the repurchase amount is the difference between the $88,500 and the cash paid less the unrecognized cost of $58,055 and is recognized as a charge to additional paid in capital.

The total compensation expense related to the non-vested options on 2006 awards to employees at December 31, 2007 is $41,889. For the years ended December 31 2007 and 2006, the Company recorded compensation expense of $39,434 and $38,716, respectively related to the two grants above.

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

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period. Fair value will be calculated using a Black-Scholes model. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $153,441 and $59,730, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $62,748 and $134,785, respectively, for these option grants.

The fair value of the options granted to consultants on October 12, 2006 was calculated using the Black-Scholes option valuation model with the following assumptions:

October 12, 2006 Grant
Expected Volatility	101.38%
Expected dividends	None
Expected Term (Years)	4
Risk Free Interest Rate	4.42%

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.63. The options expire on March 14, 2011. On November 8, 2007, the employee resigned and the options were forfeited.

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

On August 27, 2007, the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $1.37. The options expire on August 27, 2012. On that same date, the Company granted 150,000 options to a Director of the Company. The options vest on an annual basis from January 9, 2007, the date the Director was appointed to the Company, and vest over three years, with the first one-third vesting to occur one year from the Appointment Date. The grant has an exercise price of $1.37. The options expire on August 27, 2012. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At December 31, 2007 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. For the year ended December 31, 2007, the Company recorded compensation expense of $1,193.

The total compensation expense related to the non-vested options on 2007 awards to employees at December 31, 2007 is $675,204. The Company recorded compensation expense of $149,752 for the year ended December 31, 2007 on the 2007 awards to employees.

The fair value of the options granted to consultants on May 9, 2006 and November 12, 2007 and the option grants to employees on March 14, 2007, April 13, 2007, July 3, 2007 and August 27, 2007 were calculated using the Black-Scholes option valuation model with the following assumptions:

	April 13, 2007 Option Grant	March 14, 2007 Option Grant	May 9th, 2006 Consultant Grant
Expected volatility	95.84%	94.45%	100.73%
Expected dividends	None	None	None
Expected term (in years)	3.00	3.00	0.50
Risk-free interest rate	4.50%	4.51%	3.64%

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

	August 27, 2007 Option Grant	July 3, 2007 Option Grant
Expected volatility	101.38%	99.55%
Expected dividends	None	None
Expected term (in years)	5.00	4.00
Risk-free interest rate	4.32%	4.92%

November 12, 2007 Option Grant
Expected volatility	105.64%
Expected dividends	None
Expected term (in years)	4.95
Risk-free interest rate	3.28%

A summary of option activity under the 2005 Plan as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2006	2,109,375	$0.80
Granted, May 9, 2006	300,000	1.06
Granted, May 15, 2006	150,000	1.10
Granted, June 19, 2006	150,000	1.19
Granted, October 12, 2006	430,000	1.15
Outstanding, December 31, 2006	3,139,375	$0.91	3.79	$—

Granted, March 14, 2007	20,000	1.63
Granted, April 13, 2007	500,000	1.25
Granted, July 3, 2007	225,000	1.29
Granted, August 27, 2007	170,000	1.37
Granted, November 12, 2007	24,000	0.78
Cancelled	(591,875)	0.99
Outstanding, December 31, 2007	3,486,500	$1.00	3.21	$—

Exercisable, December 31, 2007	2,025,275	$0.91	2.79	$—

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

A summary of the status of the Company's non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2007	1,786,248	$0.42
Granted	939,000	0.70
Cancelled	(305,848)	(0.73)
Vested	(958,175)	0.43
Non-vested, December 31, 2007	1,461,225	$0.72

NOTE 14. INCOME TAXES

The components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

Fixed assets and start up costs	$2,270,000	898,000
Stock compensation	342,000	—
Net operating losses	689,000	—
Less: valuation allowance	(3,301,000)	(898,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $3,301,000 as of December 31, 2007 and $898,000 as of December 31, 2006 (an increase of approximately $2,403,000 and $873,000 from the year ended December 31, 2006 and 2005, respectively).

At December 31, 2007, the Company has accumulated net operating losses totaling approximately $2,814,000 that may be used to reduce future tax liabilities. Such net operating losses expire through 2027 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for the years ended December 31, 2007 and 2006 is as follows:

	2007%	2006%
Federal income tax benefit at statutory rate	(34.0)	(34.0)
State income tax benefit, net of federal income tax	(6.0)	(6.0)
Non deductible losses attributable to Skins Inc., a pass-through entity	-	-
Non deductible losses principally arising from unrealized losses on derivative instruments	-	18.7
Change in valuation allowance	40.0	21.3
Total benefit from taxes	-	-

NOTE 15. SUBSEQUENT EVENT

On February 9, 2008, the Company and Dennis Walker executed an Employment Agreement (the “Agreement”) in connection with the employment of Mr. Walker as the Company’s Senior Vice President of Sales. Pursuant to the terms of the Agreement, the Company will employ Mr. Walker for a period of three years with successive one-year automatic renewals unless either party provides 180-days’ advance notice of intent not to renew. The Company will pay Mr. Walker an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. Mr. Walker is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a monthly automobile allowance. The Company also agreed to grant Mr. Walker 50,000 options exercisable at fair market value on the date of grant under the Company’s Amended and Restated 2005 Incentive Plan. In the event Mr. Walker is terminated without cause or he resigns with good reason, as defined in the agreement, he will be entitled to severance pay from the Company. The amount of the severance pay will be an amount equal to (i) ten months of his base pay if the termination of his employment occurs during the first year of employment under the Agreement, (ii) eleven months of his base pay if termination of his employment occurs during the second year of employment under the Agreement, or (iii) months of his base pay if the termination occurs during the third year of employment under the Agreement. The severance pay would be paid in accordance with the Company’s usual paydays during the applicable severance period.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

On February 12, 2008, the Company entered into an office space lease agreement (the “Lease”) with Summit Office Suites. Pursuant to the terms of the Lease, the Company will pay a base monthly rent of $1,430 (including utilities, maintenance, and a rate abatement) for a room located at 1115 Broadway, 12th Floor, New York, NY 10010. Other one-time and continuing fees are due and payable. The Lease expires on May 31, 2008. The Company may terminate the Lease on the last day of any month provided that 60-day prior written notice has been provided.

On February 29, 2008, the Company granted 50,000 options to it’s Senior Vice President of Sales. On the same date, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $.24. The options expire on February 29, 2012 and 2013, respectively. The stock options as of the date of the grant have a fair value of approximately $19,000, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On March 26, 2008, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $.31. The options expire on March 26, 2013. The stock options as of the date of the grant have a fair value of approximately $13,000, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On March 27, 2008, we received the resignation of our Chief Operating Officer (COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with Its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, Our COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. Our COO also agreed to release the Company from any and all claims and rights that its COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which its COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend its COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing (as described above), and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

On April 2, 2008, the board of directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 8 to 29 months service period that remain. Additional compensation expense on vested options relating to the April 2, 2008 repricing is approximately $73,000 which will be fully expensed on April 2, 2008.

The repriced options had originally been issued with $.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of the Company’s stock on the dates of original grant. As a result of the recent sharp reduction in the Company’s stock price, the Board of Directors believed that such options no longer would properly incentivize the Company’s employees, officers and consultants who held such options to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, that such options would provide better incentives to such employees, officers and directors.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

On April 9, 2008, Skins Inc., a Nevada corporation (the “Company”) sold a total of 13,403,225 units to 27 investors and raised an aggregate of $2,680,645 in a private offering under Regulation S and Regulation D of the Securities Act of 1933, as amended. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,085,000 represented cash received by the Company from investors by wire or check,

(ii)	$850,000 represented subscription receivables from eight investors that have yet to be paid to the Company,

(iii)	$705,000 represented an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iv)	$40,645 represented amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

In addition, the Company issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of $20,000 payment in cash for such services.

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within the earlier of 21 days after the closing of the offering or 10 days after the Company files it Annual Report on Form 10-KSB.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them. Similarly, the Company agreed to convert the $705,000 in principal debt owed under the secured promissory notes into the offering to preserve cash for Company operations. Each of the secured note holders agreed to waive payment of any and all interest due under the note.

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share was issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. Our Chief Financial Officer and Chairman of the Board was a note holder that converted into the private placement in amounts of $15,000 and $100,000, respectively, on the same terms and conditions as the rest of the investors.

On April 9, 2008, the Company granted 125,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant and have an exercise price of $.59. The options expire on April 9, 2012. The stock options as of the date of the grant have a fair value of approximately $60,500, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.