Form 10KSB/A
period 2007-12-31
SKINS INC.
filed 2008-04-29
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 ON
FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Incorporation by Reference: None.

Explanatory Note: This Form 10-KSB/A for the fiscal year ended December 31, 2007, is being filed in order to complete Part III of Form 10-KSB and fully comply with all required information pursuant to Regulation S-B and Section 13 or 15(d) of the Securities Exchange Act of 1934. This amendment contains only the sections to the original filing which are being amended, and those unaffected parts or exhibits are not included herein.

SKINS INC.
FORM 10-KSB/A ANNUAL REPORT

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of the date of this report:

Name	Age	Position
Mark Klein	33	Chief Executive Officer, President and Director
Deborah A. Gargiulo	41	Chief Financial Officer
Michael J. Rosenthal	64	Chairman of the Board
Steve Reimer	65	Director
Frank Zambrelli	41	Director

Mark Klein. Mr. Klein has served as the President and Chief Executive Officer of the Company since February 2006. He began working on the business concept behind the predecessor of Skins Footwear Inc. in 2002 and was appointed President and Chief Executive Officer of Skins Footwear Inc. on May 18, 2004. From 2001 to 2002, Mr. Klein served as the Sales Director on ICQ Mobile, the mobile instant messaging division of AOL Time Warner, where he set sales and marketing strategies for ICQ's Value Added Service (VAS) wireless operations and handled technical and marketing deployments and workshops with operators. From 1999 to 2000, he acted as a senior marketing and sales executive for both Comverse Network Systems and Oraios.com, where he directed, created and implemented sales and marketing initiatives. Mr. Klein launched his executive career from 1997 through 1999 as the Sales Director of Convertbond.com, where he managed the business development and sales strategy for the online financial portal.

Deborah Gargiulo. Ms. Gargiulo has served as our Chief Financial Officer since July 2007. Ms. Gargiulo most recently served as Chief Financial Officer of the Better Apparel segments at Jones Apparel Group, Inc. from September 2005 through January 2007, where she was responsible for strategic, financial planning, business development and opportunities, and efficiency improvement. Prior to her promotion, Ms. Gargiulo served as Vice President of Finance and Controller for Kasper /Anne Klein from March 2002 to September 2005, a company acquired by Jones Apparel Group, Inc., which is a designer, marketer and wholesaler of branded apparel, footwear and accessories. Ms. Gargiulo acted as Assistant Corporate Controller from December 2000 to March 2002 for Donna Karan International (a subsidiary of LVMH), where she oversaw financial consolidation, bank reporting and disclosures, as well as budgeting, forecasting and strategic planning covering all domestic and international markets. Donna Karan International is a wholesale and retail manufacturer of ready-to-wear apparel for men and women, childrenswear and accessories. From May 1999 to December 2000, Ms. Gargiulo served as Apparel Group Controller at Donna Karan International and she also served as Divisional Controller for Shoes & Accessories of Donna Karan International from October 1996 to May 1999. Ms. Gargiulo earned a Masters in Business Administration in Finance from Pace University in 1995 and a Bachelor of Science in Accounting from St. John’s University in 1990.

Michael J. Rosenthal. Mr. Rosenthal was appointed Chairman of the Board of Directors of Skins Footwear Inc. in October 2005. As of February 2006 Mr. Rosenthal was appointed Chairman of Bill Blass NY. He also served as CEO through November 2007. Since 1986, Mr. Rosenthal has served as Chairman and President of M.J. Rosenthal and Associates, Inc., an investment and consulting company. From 1984 to 1986, Mr. Rosenthal was a partner and managing director of Wesray Capital Corporation, an equity investment firm. From 1976 to 1984, Mr. Rosenthal served as a partner and a Managing Director of the Mergers and Acquisitions Department of Donaldson, Lufkin & Jenrette, Inc. an investment banking firm. During 2002 and 2003, Mr. Rosenthal served as Chief Restructuring Officer for Foster Wheeler Ltd. Mr. Rosenthal also serves as a director of MAXXAM, Inc., The Pacific Lumber Company, Nobel Learning Communities, Inc. and as a director and Treasurer of the Horticultural Society of New York. Over the last several years, Mr. Rosenthal has also served as Chairman, a director and/or Chief Executive Officer of a number of companies including American Vision Centers, Inc.; Northwestern Steel & Wire Company; Star Corrugated Box Co., Inc. Vector Distributors, Inc; Western Auto Supply Company; and Wilson Sporting Goods Company. Mr. Rosenthal was an honors graduate from the New York University Law School and Columbia University Graduate School of Business.

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

Frank Zambrelli. Mr. Zambrelli was appointed to the Board of Directors of Skins Inc. in January 2007. Mr. Zambrelli is a founder of Banfi Zambrelli, a leading fashion footwear design firm. As a Skins strategic business partner, Banfi Zambrelli has helped lead the direction of the Skins brand and will coordinate production design and oversee production and manufacturing of Skins footwear in Italy. Before founding Banfi Zambrelli in 2003 along with Silvano Banfi, Mr. Zambrelli has worked with a renowned group of clients including, Chanel, Cole-Haan and Coach. Currently, Mr. Zambrelli also designs for Calvin Klein footwear and serves as President of Judith Leiber as well as sitting on the Board of the prominent, New York based Fashion Institute of Technology.

Family Relationships

There are no family relationships among any of the officers and directors.

Advisory Board

We currently have an advisory board that renders advisory services to us with respect to technical, financial and marketing matters, in addition to matters related to recruitment of personnel. The advisory board meets with our Board of Directors approximately six to eight times per year.

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

Director Independence

As the Company is quoted on the OTC Bulletin Board and not one of the national securities exchanges, it is not subject to any director independence requirements.

The Board of Directors and Committees

We have an Audit Committee. Currently, our Audit Committee is comprised solely of Michael Rosenthal, who is the Chairman of our Board of Directors. Our Audit Committee recommends the selection and appointment of our independent registered public accounting firm to the Board of Directors and reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them, after which these are presented to the entire Board for approval. Mr. Rosenthal qualifies as an audit committee financial expert under SEC Rules. Mr. Rosenthal does not meet the definition of “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The Audit Committee currently does not have a formal charter, however the committee expects to adopt a charter in the near future.

We have a Compensation Committee. The members of our compensation committee are Steve Reimer and Frank Zambrelli. Mr. Zambrelli does not meet the definition of an “independent director” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. Mr. Reimer does meet such definition of “independent director.” This committee has two primary responsibilities: (1) to review and advise the Board of Directors with respect to senior executive compensation, and (2) to monitor our management resources, structure, development and selection process as well as the performance of key executives. The Compensation Committee currently does not have a formal charter, however the committee expects to adopt a charter in the near future.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Our code of ethics is posted on our Internet website at www.skinsfootwear.com . We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Skins Inc., 1115 Broadway, 12th Floor, New York, NY 10010. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.skinsfootwear.com.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, other than one transaction for each of a Form 4 report of Frank Zambrelli, a Form 4 for Stephen Hochberg (former director), and a Form 5 report of Mark Klein, we believe that during fiscal 2007 all persons subject to these reporting requirements filed the required reports on a timely basis.

 ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Tables

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2007 and 2006 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

Name and Position	Year	Salary		Bonus	Option Awards	All other compensation (1)		Total

Mark Klein	2007	$208,000	(2)	$-	$-	$5,376	(1)	$213,376
President and Chief Executive	2006	$160,000	(2)	$25,000	$-	$-		$185,000
Officer

Deborah A. Gargiulo (3)	2007	$92,100		$-	$30,567	$1,000	(1)	$123,667
Chief Financial Officer	2006	$-		$-	$-	$-		$-

Antonio Pavan (4)	2007	$178,225		$-	$91,255	$7,551	(1)	$277,031
Former Chief Operating Officer	2006	$-		$-	$—	$-		$-

(1) Relates to automobile and medical personal benefits.
(2) Includes $10,000 for fees earned or paid in cash for service as a director of the Company.
(3) Ms. Gargiulo became our Chief Financial Officer in July 2007.
(4) Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

Employment Agreements

Mark Klein

On September 28, 2007, we executed an Amended and Restated Employment Agreement (the “Klein Agreement”) with our President and Chief Executive Officer, Mark Klein, which superseded, amended and restated the prior employment agreement entered into when Mr. Klein was initially appointed Chief Executive Officer and President on March 20, 2006. Pursuant to the terms of the Klein Agreement, the Company will continue to employ Mr. Klein for a period of three years with successive one-year automatic renewals unless either party provides 180-days advance notice of intent not to renew the Company will pay Mr. Klein an annual base salary of $250,000 with a bonus of up to 50% of the base salary at the discretion of the Board of Directors. Mr. Klein is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a Company-owned or leased automobile.

If Mr. Klein’s employment is terminated with cause, as defined in the Klein Agreement, Mr. Klein will receive that portion of any unpaid base salary that has been earned through the termination date and any accrued but unpaid vacation pay as well as any expense reimbursements due and owing to him. If Mr. Klein is terminated without cause, resigns with good reason or is terminated upon a change of control, he will receive, in addition to his accrued base salary, bonus compensation, vested deferred compensation, any benefits under any plans of the Company in which he is a participant to the full extent of his rights under such plan, and accrued vacation benefits prorated through the termination date, 12 months of his base salary along with health benefits, to be paid out proportionally, on the Company's usual paydays, over a 12 month period.  Mr. Klein has agreed not to compete with the Company during his employment or in the 12 months that severance payments are made.

Deborah Gargiulo

On October 29, 2007, we executed an Executive Employment Agreement (the “Gargiulo Agreement”) in connection with the employment of Ms. Gargiulo as our Chief Financial Officer. Pursuant to the terms of the Gargiulo Agreement, the Company will employ Ms. Gargiulo for a period of three years with successive one-year automatic renewals unless either party provides 180-days’ advance notice of intent not to renew. The Company will pay Ms. Gargiulo an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. Ms. Gargiulo is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a monthly automobile allowance. The Company had also previously granted to Ms. Gargiulo 200,000 options exercisable at fair market value on the date of grant under the Company’s 2005 Incentive Plan.

If Ms. Gargiulo’s employment is terminated for cause, as defined in the Gargiulo Agreement, Ms. Gargiulo will receive that portion of any unpaid base salary that has been earned through the termination date and any accrued but unpaid vacation pay as well as any expense reimbursements due and owing to her. In the event Ms. Gargiulo is terminated without cause or she resigns with good reason, the Company will be entitled to severance pay from the company. The amount of the severance pay will be an amount equal to (i) nine months of her base pay if the termination of her employment occurs during the first year of employment under the Gargiulo Agreement, (ii) ten months of her base pay if termination of her employment occurs during the second year of employment under the Gargiulo Agreement, or (iii) eleven months of her base pay if the termination occurs during the third year of employment under the Gargiulo Agreement. The severance pay would be paid in accordance with the Company’s usual paydays during the applicable severance period. In addition, in the event of termination without cause or for good reason, she will receive all accrued base salary, bonus compensation to the extent earned, vested deferred compensation, any benefits under any plans of the Company in which she is a participant, accrued vacation pay and any as well as any expense reimbursements due and owing to her, all to the date of termination.

Dennis Walker

On February 9, 2008, we entered into an employment agreement with Dennis Walker in connection with the employment of Mr. Walker as our Senior Vice President of Sales. Pursuant to the terms of the agreement, we will employ Mr. Walker for a period of three years with successive one-year automatic renewals unless either party provides 180-days’ advance notice of intent not to renew. We will pay Mr. Walker an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors. If Mr. Walker’s employment is terminated for cause, Mr. Walker will receive that portion of any unpaid base salary that has been earned through the termination date and any accrued but unpaid vacation pay as well as any expense reimbursements due and owing to him. In addition to the foregoing payments, in the event Mr. Walker is terminated without cause or he resigns with good reason, he will be entitled to severance pay in an amount equal to (i) ten months of his base pay if the termination of his employment occurs during the first year of employment under the agreement, (ii) eleven months of his base pay if termination of his employment occurs during the second year of employment under the agreement, or (iii) twelve months of his base pay if the termination occurs during the third year of employment under the agreement. The severance pay would be paid in accordance with our usual paydays during the applicable severance period.

Skins Amended and Restated 2005 Incentive Plan

In connection with the Share Exchange Transaction in March 2006, we assumed the Skins 2005 Incentive Plan as the stock option plan of Skins Inc. Immediately after the closing of the Share Exchange Transaction, we assumed share purchase options granted under the 2005 Incentive Plan to purchase an aggregate of 2,109,375 shares at an exercise price of $0.80 per share. At the Company’s 2007 Annual Meeting of Stockholders held on September 28, 2007, the Company’s stockholders approved an amendment to the Company’s 2005 Incentive Plan to increase the maximum number of shares of common stock that may be issued under such plan by 1,625,000 shares to a total of 5,000,000 shares. The Amended and Restated 2005 Incentive Plan (the “Plan”) Plan provides for the granting of stock options, stock appreciation rights, restricted shares, and other stock-based awards for employees, directors and consultants. As of December 31, 2007, we had 3,486,500 options outstanding with an average exercise price of $1.00.

Repricing of Options

On April 2, 2008, the board of directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Plan, were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the Company’s common stock on the date of approval by the board of directors. The board of directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

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

The persons receiving the repriced options include executive officers, directors, and advisory directors of the Company that had received stock options granted between March 2006 to November 2007, including:

•
Deborah Gargiulo, Chief Financial Officer and Corporate Secretary, holds options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.29 per share. All of these options were repriced to $0.40 per share.

•
Antonio Pavan, former Chief Operating Officer, holds options that includes options to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share. All of these options were repriced to $0.40 per share.

•	Steve Reimer, a director, holds options to purchase 421,875 shares of the Company’s common stock at an exercise prices of $0.80 per share. All of these options were repriced to $0.40 per share.

•
Frank Zambrelli, a director, holds options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.37 per share that were issued to him as a director. All of these options were repriced to $0.40 per share. Mr. Zambrelli is the beneficial holder of 25,000 options, exercisable at $1.15 per share, that were granted for consulting service, and such options are not subject to the repricing.

•
Each of Mark Itzkowitz and Bill Priakos, advisory board members, holds options to purchase 421,875 shares of the Company’s common stock at an exercise price of $0.80 per share. All of these options were repriced to $0.40 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2007.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date
Mark Klein	—	—	—	—	—
Deborah A. Gargiulo(2)	—	200,000	—	$1.29	7/3/2011
Antonio Pavan(3)	85,000	415,000	—	$1.25	4/13/2011

(1)	See above under “Repricing of Options” for information regarding the repricing of options of Ms. Gargiulo and Mr. Pavan to $0.40 per share in April 2008.

(2)	Options vest annually in equal amounts over the three year period following the July 3, 2007 date of grant, with the first 1/3 vesting on July 3, 2008.

(3)
Options originally scheduled to vest in 1/6th increments every six months from the April 13, 2007 date of grant. On April 8, 2008, we entered into a separation agreement and release with Mr. Pavan pursuant to which (i) 250,000 of the options vest immediately, (ii) such vested options shall be subject to the option repricing to $0.40 per share, (iii) such vested options shall have a term of one year from the date of the separation agreement, and (iv) all other options are terminated and cancelled immediately.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2007 by members of board of directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Michael J. Rosenthal	100,000		-	-	-	-	-		100,000
Steve Reimer	10,000	(1)	-	36,894	-	-	15,000	(3)	61,894
Frank Zambrelli	10,000	(1)	-	17,573	-	-	132,300	(4)	159,873

(1)
Of this amount, Mr. Reimer and Mr. Zambrelli, in April 2008, each received 12,500 units in lieu of repayment of $2,500 due and payable to them, respectively, for fourth quarter board fees. The units were issued on the same terms as the private placement that we conducted in April 2008. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering.

(2)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R). Assumptions used in the calculation of these are included in the notes to the Company’s audited financial statements commencing at page F-1 of this report.

(3)
Represents the amount due to Mr. Reimer in connection with consulting services. Of this amount, Mr Reimer, in April 2008, received 18,750 units in lieu of payment of $3,750 due and payable to Mr. Reimer for fourth quarter consulting services, where the units were issued on the same terms as the private placement that we conducted in April 2008. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering.

(4)
Consists of $120,000 in cash received for consulting services and $12,300 for the value of 50,000 options received for consulting services. The $12,300 reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) and EITF 96-18.

We have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. Directors are compensated in amounts as indicated above and are eligible for option grants for their services. In addition, Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Messrs. Priakos and Itzkowitz, who sit on our advisory board, receive $2,500 per quarter. In addition, each director was permitted to participate in the option repricing that we conducted in April 2008, as follows:

•	Steve Reimer holds options to purchase 421,875 shares of the Company’s common stock at an exercise prices of $0.80 per share. All of these options were repriced to $0.40 per share.

•
Frank Zambrelli, a director, holds options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.37 per share that were issued to him as a director. All of these options were repriced to $0.40 per share. Mr. Zambrelli is the beneficial holder of 25,000 options, exercisable at $1.15 per share, that were granted for consulting service, and such options are not subject to the repricing.

•
Each of Mark Itzkowitz and Bill Priakos, advisory board members, holds options to purchase 421,875 shares of the Company’s common stock at an exercise price of $0.80 per share. All of these options were repriced to $0.40 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

	# of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,486,500	(1)	$1.00	1,513,500	(2)
Equity compensation plans not approved by securities holders	150,000	(3)	1.38	—
Total	3,636,500		$1.02	1,513,500

(1)	Represents stock options outstanding under our Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which a total of 5,000,000 shares are authorized to be issued.

(2)	Represents shares available for future issuance under our 2005 Incentive Plan.

(3)	Represents warrants that were issued to third parties for services.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, we did not have a standing compensation committee. The Board of Directors, as a whole, was responsible for the functions customarily performed by the compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 56,066,793 issued and outstanding shares of common stock as of April 21, 2008, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Skins Inc. 1115 Broadway, 12th Floor, New York, NY 10010.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers

Mark Klein	President and Chief Executive Officer	9,674,521	(1)	17.3%

Deborah A. Gargiulo	Chief Financial Officer	184,091	(2)	*

Michael J. Rosenthal	Chairman of the Board	2,328,923	(3)	4.1%

Frank Zambrelli	Director	62,250	(4)	*

Steve Reimer	Director	496,250	(5)	*

Officers and Directors as a Group (total of 5 persons)		12,746,035	(6)	22.3%

5% or more Stockholders

Geoffrey Dubey(7)		4,508,809	(7)	7.9%

Joshua Hermelin(7)		5,380,061	(7)	9.4%

* Indicates less than 1%.

(1)
Includes 706,068 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction in March 2006.

(2)	Includes 75,000 shares underlying warrants that are currently exercisable.

(3)
Includes 565,725 shares underlying warrants that are currently exercisable. Also includes 70,200 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction in March 2006.

(4)	Includes 25,000 shares underlying warrants and 12,250 shares underlying options that are currently exercisable or exercisable within 60 days of April 21, 2008.

(5)	Includes 62,500 shares underlying warrants and 371,250 shares underlying options that are currently exercisable or exercisable within 60 days of April 21, 2008.

(6)
Includes 728,225 shares underlying warrants and 383,500 shares underlying options that are currently exercisable or exercisable within 60 days of April 21, 2008. Also includes 776,268 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction in March 2006.

(7)
Mr. Dubey’s shares include 750,000 shares underlying warrants that are currently exercisable. Mr. Hermelin’s shares include 950,000 shares underlying warrants that are currently exercisable. Messrs. Dubey and Hermelin are consultants to the Company and utilize the Company's address for Company matters. Mr. Dubey’s and Mr. Hermelin’s shares includes 222,043 and 244,752 shares of common stock, respectively, that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction in March 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Skins Footwear Inc.

Skins Footwear Inc. is our wholly-owned subsidiary. We have interlocking executive and director positions with Skins Footwear Inc.

Secured Promissory Notes

On February 14, 2008, we issued a Secured Promissory Note (the “Rosenthal Note”) to our Chairman of the Board of Directors, Michael Rosenthal (“Chairman”), in the principal amount of $100,000. Of the $100,000, $25,000 was used to pay certain amounts due and payable to Mr. Rosenthal, including Board member fees. Pursuant to the Rosenthal Note, it was to bear interest at the rate of 5% per annum compounded annually and was secured by the grant of a security interest by the Company in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the Rosenthal Note upon the Company’s completion of a financing, and in no event later than six months from the Rosenthal Note’s date of issuance. Pursuant to the Rosenthal Note, and in consideration of entering into the Rosenthal Note, our Chairman received 185,185 shares of the Company’s common stock. In addition, our Chairman received piggy-back registration rights with respect to the shares.

On February 28, 2008, we issued a Secured Promissory Note (the “Gargiulo Note”) to our Chief Financial Officer (“CFO”), Deborah Gargiulo, in the principal amount of $15,000. Pursuant to the Gargiulo Note, it was to bear interest at the rate of 5% per annum compounded annually and was secured by the grant of a security interest by the Company in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the Gargiulo Note upon the Company’s completion of a financing, and in no event later than six months from the Gargiulo Note’s date of issuance. Pursuant to the Gargiulo Note, and in consideration of entering into the Gargiulo Note, our CFO received 32,609 shares of the Company’s common stock. In addition, our CFO received piggy-back registration rights with respect to the shares.

In April 2008, we conducted a private placement, and in an effort to preserve cash for Company operations, we agreed to convert the $115,000 in principal debt owed under the Rosenthal Note and Gargiulo Note. The offering consisted of the sale of units at a sales price of $0.20 per unit, each of which consisted of (i) one share of common stock of the Company and (ii) one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Rosenthal Note and Gargiulo Note were converted into the offering, and as a result, Mr. Rosenthal and Ms. Gargiulo received 500,000 and 75,000 units, respectively. Other secured promissory note holders also converted outstanding amounts due under the notes into the private offering. Each of the secured note holders, including Mr. Rosenthal and Ms. Gargiulo, agreed to waive payment of any and all interest due under the note, which was cancelled upon conversion into the private offering.

Upon execution of the secured notes, the holders, including Mr. Rosenthal and Ms. Gargiulo, received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. This was equal to 185,185 and 32,609 shares for Mr. Rosenthal and Ms. Gargiulo, respectively, as discussed above. The lowest trading price used to calculate the number of shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share, including Mr. Rosenthal and Ms. Gargiulo, was issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders, and Mr. Rosenthal and Ms. Gargiulo received 42,088 and 1,482 shares of common stock, respectively.

We believe that our arrangements with Mr. Rosenthal and Ms. Gargiulo are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

April 2008 Private Placement

In April 2008, we conducted a private placement, and in an effort to preserve cash for Company operations, we agreed to convert a total of $40,645 owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them. Our three non-employee directors, Mr. Rosenthal, Steve Reimer, and Frank Zambrelli were owed $13,145, $12,500, and $5,000, respectively, and in lieu of payment of such amounts received 65,725, 62,500, 25,000 units, which consisted of (i) one share of common stock of the Company and (ii) one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. Our two advisory board members, Mark Itzkowitz and Bill Priakos, were each owed $5,000, and in lieu of payment f such amount received 25,000 units. We believe that our arrangements with Messrs. Rosenthal, Reimer, and Zambrelli are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Consulting Arrangements

We have consulting relationships with two of our directors, Steve Reimer and Frank Zambrelli. Pursuant to our arrangement with Mr. Reimer, through BTM Consulting, Inc., provides consulting services to our company in relation to sales and marketing of our product. We pay Mr. Reimer a quarterly fee of $3,750 for these consulting services. Mr. Zambrelli, through Design Quadrant, provides consulting services to our company to assist in the design and merchandising of our product. We pay Design Quadrant a monthly fee of $10,000. Our arrangement with Mr. Zambrelli is on a month-to-month basis. In 2007, we received $120,000 in services from Design Quadrant. Of this amount, we paid $80,000 in 2007 and the remaining $40,000 in 2008. We believe that our arrangements with Messrs. Reimer and Zambrelli are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Atsco Footwear LLC

We had entered into a sourcing and buying agent agreement with Atsco Footwear, LLC pursuant to which Atsco Footwear will be responsible for sourcing, commercialization and product line review. According to the agreement, Atsco Footwear will be the exclusive sourcing and development agent for us and will assist us in developing a fit-and-wear tested marketable product. Atsco is responsible for the factory development and output as well as delivery, scheduling, supplier deadlines and other related matters. We will pay commissions to Atsco Footwear for its services under the agreement primarily based on merchandise sourced by Atsco Footwear and shipped to us. We decided not to exercise the option to extend the outsourcing agreement. Mark Itzkowitz, who is an advisory director of our company, is also a director Atsco Footwear.

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

Mage LLC

We had an oral consulting arrangement with Mage LLC pursuant to which Mage LLC receives approximately $5,000 per month for consulting services providing business advisory and financial services. Mage's services to us included strategic planning, development of business plan, and evaluation of funding including negotiation and structure, as well as, interim financial management and accounting services. This arrangement expired in June 2006 when we hired a VP of Finance and Operations and was later renewed on a month to month basis in January 2007. Pursuant to the terms of the renewed consulting agreement, Mage LLC will receive $15,000 per annum. In 2005, Mage Capital Partners, LLC received equity securities in Skins Footwear Inc. in exchange for services provided by Mage LLC. These equity securities were exchanged for 388,080 shares of our common stock upon the closing of the Share Exchange Transaction on March 20, 2006. Mr. Hochberg, a former member of our Board of Directors, was Chief Executive Officer of Mage LLC and Mage Capital Partners, LLC.

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

•
Stephen Hochberg, a former member of our Board of Directors, received beneficial ownership of 388,080 shares of our common stock pursuant to the Share Exchange Transaction. This amount includes 28,080 shares of common stock that are held in escrow and subject to partial and full return to Skins Inc. contingent upon the number of share purchase warrants exercised by investors in Skins Inc. within a period of 30 months following the closing of private placements and the Share Exchange Transaction.

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

Director Independence

As the Company is quoted on the OTC Bulletin Board and not one of the national securities exchanges, it is not subject to any director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the two fiscal years ended December 31, 2007, we retained Mahoney Cohen & Company, CPA, P.C. to provide services as follows:

	Fees for the Year Ended
Service	December 31, 2007	December 31, 2006
Audit fees(1)	98,723	93,000
Audit-related fees(2)	9,431	53,412
Tax fees(3)	10,000	7,000
All other fees(4)	-	-
Total	168,154	146,412

(1) The aggregate fees billed for fiscal 2007 and 2006 professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-KSB, 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $98,723 and $93,000, respectively.

(2) Fees billed by the principal accountant relating to filing of the Company's Registration Statements were $9,431 and $53,412 for fiscal 2007 and fiscal 2006, respectively.

(3) There were approximately $10,000 and $7,000 in tax return preparation fees for fiscal 2007 and fiscal 2006 paid to our principal accountants.

(4) No fees were billed for each of fiscal 2007 and fiscal 2006 for products and services provided by the principal accountant.

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

SKINS INC. (Registrant)

April 29, 2008	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

April 29, 2008	By:	/s/ Deborah A. Gargiulo
Deborah A. Gargiulo
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Klein	Chief Executive Officer, President and Director	April 29, 2008
Mark Klein	(Principal Executive Officer)

/s/ Michael J. Rosenthal	Chairman of the Board	April 29, 2008
Michael J. Rosenthal

/s/ Steve Reimer	Director	April 29, 2008
Steve Reimer

/s/ Frank Zambrelli	Director	April 29, 2008
Frank Zambrelli