Form 10-Q
period 2008-03-31
SKINS INC.
filed 2008-05-20
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51119

SKINS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

1115 Broadway, 12th Floor New York, NY (Address of principal executive offices)	10010 (Zip Code)

(212) 710-2712
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 42,247,270 shares outstanding of registrant's common stock, par value $.001 per share, as of May 16, 2008.

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	2

	Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007 and the period from Inception (May 18, 2004) to March 31, 2008 (unaudited)	3

	Consolidated Statements of Stockholders' Equity (Deficiency) the period from Inception (May 18, 2004) to March 31, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007, and the period from Inception (May 18, 2004) to March 31, 2008 (unaudited)	5

	Notes to Condensed Consolidated Interim Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION		29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,413	$6,186
Prepaid expenses	125,001	251,034
Inventory (Note 5)	245,678	-
Total current assets	380,092	257,220

Property and equipment, net (Note 6)	105,605	13,209
Software costs, net (Note 7)	11,376	16,634
Capitalized production molds (Note 8)	83,760	10,660
Patent costs (Note 9)	166,726	159,400
Other intangibles, net (Note 10)	1,344	1,378
Total Assets	$748,903	$458,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$1,136,899	$750,425
Liquidated damages	21,988	21,988
Notes Payable, net of discounts (Note 12)	504,304	95,777
Total current liabilities	1,663,191	868,190

Commitments and contingencies (Note 13)

Stockholders' Deficiency (Note 14)
Common Stock, $.001 par value; 436,363,650 shares authorized; 41,679,088 and 40,961,294 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (Note 1)	41,679	40,961
Additional paid in capital	11,187,782	10,570,983
Deficit accumulated in the development stage	(12,143,749)	(11,021,633)
Total stockholders' deficiency	(914,288)	(409,689)

Total Liabilities and Stockholders' Deficiency	$748,903	$458,501

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2008	2007	2008
Operating expenses:

Design and development	$109,253	$334,636	$2,444,097

Selling, general and administrative	917,955	1,142,518	8,696,655

Total operating expenses	1,027,208	1,477,154	11,140,752

Operating loss	(1,027,208)	(1,477,154)	(11,140,752)

Unrealized (loss) on derivative instruments	-	-	(1,306,754)
Liquidated damages	-	-	(21,988)
Interest income	-	10,002	75,575
Loss on disposal of property and equipment	(1,993)	-	(24,172)
Amortization of discount on notes payable	(86,590)	-	(89,720)
Interest Expense	(6,325)	-	(11,796)

Net loss	$(1,122,116)	$(1,467,152)	$(12,519,607)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	39,692,878	35,220,736

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock			Deficit
			Additional Paid-in	Accumulated Total	Total Stockholders'
			(deficit in)	Development	Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options	-	-	(30,445)	-	(30,445)
Share based Compensation, March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation, June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation, September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 12)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	40,961	10,570,983	(11,021,633)	(409,689)

Discount on notes payable for common stock to be issued - January 7, 2008 (Note 12)			68,382		68,382
Discount on note payable for common stock to be issued- February 11, 2008 (Note 12)			15,294		15,294
Discount on note payable for common stock to be issued- February 14, 2008 (Note 12)			50,000		50,000
Discount on note payable for common stock to be issued- February 28, 2008 (Note 12)			8,478		8,478
Shares issued on March 14, 2008 for the common stock to be issued on the December 21, 2007 note discount (Note 12)	220,588	221	(221)		—
Shares issued on March 14, 2008 for the common stock to be issued on the January 7, 2008 note discount (Note 12)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 11, 2008 note discount (Note 12)	58,824	59	(59)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 14, 2008 note discount (Note 12)	185,185	185	(185)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 28, 2008 note discount (Note 12)	32,609	32	(32)		-
Discount on note payable for common stock to be issued- March 17, 2008 (Note 12)			90,909		90,909
Share based compensation for the three months ended March 31, 2008			74,454		74,454
Proceeds received on March 27, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			150,000		150,000
Proceeds received on March 28, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			160,000		160,000
Net loss	-	-		(1,122,116)	(1,122,116)
Balances at March 31, 2008 (unaudited)	41,679,088	$41,679	$11,187,782	$(12,143,749)	$(914,288)

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2008	2007	2008

Cash flows used in operating activities:
Net loss	$(1,122,116)	$(1,467,152)	$(12,519,607)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	1,675	798	21,644
Amortization	7,512	1,481	36,845
Issuance of common stock for services	18,150	18,150	145,196
Share based compensation expense	74,454	195,381	1,616,954
Loss on write down of molds	-	-	114,376
Loss on disposal of property and equipment	1,993	-	24,172
Amortization on discount of note payable	86,590	-	89,720
Unrealized loss on derivative instruments	-	-	1,306,754

Changes in operating assets and liabilities:
Prepaid expenses	107,883	(17,355)	(123,920)
Advances to vendors	-	(161,090)	--
Inventory	(245,678)	(68,521)	(245,678)
Accounts payable and accrued liabilities	386,474	253,847	1,121,082
Liquidated Damages	-	-	21,988
Net cash used in operating activities	(683,063)	(1,244,461)	(8,390,474)

Cash flows used in investing activities:
Purchases of molds	(73,100)	(112,234)	(198,136)
Software costs	-	-	(31,551)
Purchase of other intangibles	-	-	(1,390)
Purchase of property and equipment	(96,065)	-	(149,444)
Patent Costs	(9,545)	(4,073)	(174,898)
Net cash used in investing activities	(178,710)	(116,307)	(555,419)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	-	2,261,462
Related-party proceeds (payments)	-	-	(26,924)
Proceeds from issuance of Common Stock	310,000	609,462	5,896,213
Proceeds from notes payable	555,000	-	855,000
Repurchase of options (Note 14)	-	(30,445)	(30,445)
Net cash provided by financing activities	865,000	579,017	8,955,306

Net increase/(decrease) in cash and cash equivalents	3,227	(781,751)	9,413

Cash and cash equivalents at beginning of period	6,186	1,754,926	-

Cash and cash equivalents at end of period	$9,413	$973,175	$9,413

(continued)

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2008	2007	2008

Supplemental Disclosure of Cash Flow Information
Cash paid during this period for:
Interest	$-	$-	$5,266

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities From a predecessor entity totaling	-	-	32,312
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	-	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	-	30,000
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Discount on notes payable for common stock to be issued- December 21, 2007, January 7, February 11, February 24, February 28, March 17, 2008 (Note 11)	233,063	-	290,416

The accompanying notes are an integral part of the consolidated interim financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
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

Basis of presentation, organization and other matters

On March 20, 2006, the Company, as Logicom Inc. (“Logicom”), acquired all of the outstanding capital stock of Skins Footwear Inc. (formerly known as Skin Shoes, Inc.) (“Skins Footwear”). Skins Footwear thereupon became a wholly owned subsidiary of Logicom, and the former shareholders of Skins Footwear became shareholders of the Company. The business of Skins Footwear became the only business of Logicom.

Logicom was incorporated in the State of Nevada on January 23, 2004. Logicom was in the development stage since its formation and it had not realized any revenues from its planned operations. Logicom entered into a share exchange agreement with all of the shareholders of Skins Footwear, a privately held development stage footwear company, on November 2, 2005.

Skins Footwear was originally organized on May 18, 2004 as a New Jersey limited liability company under the name Skin Shoes, LLC. On October 11, 2005, Skins Shoes, LLC created a Delaware corporation under the name Skin Shoes, Inc. as a wholly owned subsidiary and merged with and into Skin Shoes, Inc. on October 20, 2005, resulting in Skin Shoes, Inc. becoming the surviving Delaware corporation and the limited liability company ceasing to exist. The merger on October 20, 2005 was a conversion of a non-taxable entity to a taxable corporation. The deficit accumulated in the development stage on October 20, 2005 was treated as a return of capital to the members of Skin Shoes, LLC, which was then contributed to Skin Shoes, Inc., and as a result the accumulated deficit was reclassified to additional paid in capital at October 20, 2005 in the consolidated statements of stockholders' equity. On April 10, 2006, Logicom changed its corporate name to Skins Inc. and Skins Shoes, Inc. changed its corporate name to Skins Footwear Inc.

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on March 31, 2008 will not agree with the total loss from May 18, 2004 (inception date) to March 31, 2008 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS (continued)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2008, the Company had no established source of revenues and has accumulated losses of $12,519,607 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 2: CONDENSED PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, these financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to condensed consolidated interim financial statements for the year ended December 31, 2007 included in our annual report on Form 10-KSB.

NOTE 3: NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three-month periods ended March 31, 2008 and 2007, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 3: NET LOSS PER COMMON SHARE (continued)

Net Loss per Common Share

	Three Months ended March 31,
	2008	2007

Numerator:
Net loss - basic and diluted	$(1,122,116)	$(1,467,152)

Denominator:
Weighted average shares - basic	39,692,878	35,220,736

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	39,692,878	35,220,736
Loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

At March 31, 2008 and 2007 the Company’s stock options outstanding totaled 3,366,500 and 3,009,375, respectively. In addition, at March 31, 2008 and 2007 the Company’s warrants outstanding were 4,714,714 and 707,939, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three months ended March 31, 2008 and 2007 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted and Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted and Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements)" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R) "Business Combinations." SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact adoption of SFAS 160 may have on the financial statements.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 5: INVENTORY

Inventory at March 31, 2008 consisted entirely of raw materials of $245,678 located at the Company’s independently contracted production factory in China. Inventory is stated at the lower of cost (first-in, first-out) or market.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Sewing equipment	$1,882	$1,882
Computer equipment	18,624	19,652
Store displays	94,531	-
	115,037	21,534
Less accumulated depreciation	9,432	8,325
	$105,605	$13,209

Depreciation expense related to property and equipment was $1,675 and $798 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 7: SOFTWARE COSTS

Software costs, net at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Website design costs	$31,551	$31,551
Less accumulated amortization	20,175	14,917
	$11,376	$16,634

Amortization expense related to software costs was $5,258 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 8: CAPITALIZED PRODUCTION MOLDS

During the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, the Company purchased $73,100 and $125,036 of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the year ended December 31, 2007, the Company determined that capitalized molds of $114,376 to be obsolete. The Company’s capitalized production molds are $83,760 at March 31, 2008 and $10,660 at December 31, 2007, respectively.

No amortization of production molds is included in the March 31, 2008 and 2007 consolidated statement of operations as they were not placed in service.

NOTE 9: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of March 31, 2008 and December 31, 2007 consists of:

	March 31, 2008	December 31, 2007
Patent costs	$183,349	$173,804

Less accumulated amortization	16,623	14,404

	$166,726	$159,400

Amortization expense related to patents was $2,219 and $1,481 for the three months ended March 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $9,120 for each year.

NOTE 10: OTHER INTANGIBLES

The Company’s capitalized internet brand name was $1,390 at March 31, 2008 and December 31, 2007, respectively, and is being amortized using the straight line method over an estimated useful life of 10 years. Accumulated amortization at March 31, 2008 and December 31, 2007 is $46 and $12, respectively. Amortization expense related to other intangibles was $35 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007

Trade payables	$821,971	$590,556
Professional fees	31,623	87,943
Commissions payable	34,000	28,000
Board Fees and Director Fees	45,645	18,750
Insurance payable	47,325	-
Other accrued liabilities	11,499	25,176
Salaries and payroll taxes	144,836	-
	$1,136,899	$750,425

NOTE 12: NOTES PAYABLE

On December 21, 2007, January 7, 2008, February, 11, 2008, February 24, 2008, February 28, 2008 and March 17, 2008, the Company issued Secured Promissory Notes totaling $705,000 to various lenders (the “Notes”). The Notes bears interest at a rate of 5% per annum compounded annually and are secured by the grant of a security interests by the Company to the lenders in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the loans upon the Company’s completion of a financing, and in no event later than six months from the Notes’ respective date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the lenders collectively received a total of 1,285,976 shares of the Company’s common stock (the “Shares”). In addition, the lenders received piggy-back registration rights with respect to the Shares.

A total discount of $290,416 was taken on the Notes for the fair value of the shares of common stock issuable upon each note's issuance date. The unamortized discount at March 31, 2008 and December 31, 2007 is $200,696 and $54,223, respectively. The Company will amortize the discount using the effective interest rate method over the term of the Notes.

The Company issued 717,794 and 568,182 common shares on March 14 and April 18 2008, respectively, related to the issuance of the notes.

For the three months ended March 31, 2008, amortization of the discounts amounted to $86,590.

On April 9, 2008, the Company conducted a private placement and all the lenders invested their principal amounts due under the Notes into the placement and waived interest due under the Notes. As part of the consideration, the Company issued an additional 316,298 shares of common stock to the lenders as part of the transaction (Note 15).

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

The Company entered into an agreement with SLAM (Sportie LA Media) in March 2007 to obtain SLAM’s advertising, marketing, promoting and consulting services. The agreement between the Company and SLAM has an effective date of March 1, 2007 and expired on February 29, 2008. The Company has continued the contract on a month to month basis at $500 per month.

On May 4, 2007, the Company entered into an agreement to lease new corporate office space effective June 1, 2007. The agreement requires the Company to pay approximately $95,000 through May 31, 2008, but the Company may terminate this agreement and vacate the premise upon 60 days’ written notification.

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

On February 12, 2008, the Company entered into an office space lease agreement (the “Lease”) with Summit Office Suites. Pursuant to the terms of the Lease, the Company will pay a base monthly rent of $1,430 (including utilities, maintenance, and a rate abatement) for a room located at 1115 Broadway, 12th Floor, New York, NY 10010. Other one-time and continuing fees are due and payable. The Lease expires on May 31, 2008. The Company may terminate the Lease on the last day of any month provided that 60-days’ prior written notice has been provided. The Company terminated the lease effective May 31, 2008.

On March 27, 2008, the Company received the resignation of its Chief Operating Officer (“COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, the COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. The COO also agreed to release the Company from any and all claims and rights that the COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which the COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend the COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS

In October 2005, Skins Footwear's Board of Directors approved the 2005 Incentive Plan (the “2005 Plan”). The 2005 Plan provides that the following types of awards may be granted under the 2005 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals, stock units and other stock-based awards, short-term cash incentive awards or any other award. Under the 2005 Plan, awards may be granted with respect to a maximum of 3,375,000 shares of Skins Footwear's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. On September 28, 2007, the Company held its annual meeting of stockholders at which an amendment of our 2005 Incentive Plan was approved to increase the authorized number of shares that are available for issuance under the 2005 Incentive Plan by 1,625,000 shares, to a total of 5,000,000 shares.

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

As part of the Share Exchange Agreement dated November 2, 2005, the Company assumed Skins Footwear 's 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005. The treatment of the awards as liability was due to an insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards.

March 16, 2006 Replacement Option Grants

On March 16, 2006 as a result of the granting of options in excess of the authorized shares allowed, Skins Footwear canceled and re-adopted its 2005 Incentive Stock Plan. In connection thereof, Skins Footwear increased its authorized shares to 4,000,000. Additionally, all options granted under the original plan were canceled and re-granted in accordance with the terms of the re-adopted 2005 Incentive Stock Option Plan.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of $2,236 and $18,446, respectively related to the replacement option grants to the board members.  On October 19, 2007, one of the board members that was granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have been forfeited.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of $12,720 and $92,377, respectively.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 31, 2008	March 31, 2007
Expected volatility	125.93%	94.45%
Expected dividends	None	None
Expected term (in years)	2.57	3.5
Risk-free interest rate	1.99%	4.51%

2006 Option Grants

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales. The options vest quarterly beginning three months after the grant date at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

On June 19, 2006 the Company granted 150,000 options to the Vice President of Finance and Operations. The options vest quarterly beginning three months after the grant date at 12,500 per quarter and have an exercise price of $1.19. In March 2007 the Company cancelled all of these options in exchange for a cash payment to this Vice President of $88,500.

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

The total compensation expense related to the non-vested options on 2006 awards at March 31, 2008 is $31,156. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of $2,417 and $16,593, respectively, related to the two grants above.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

On May 9, 2006 the Company granted 300,000 options to a consultant at an exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire on May 9, 2008. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company will measure the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company will calculate the expense at each reporting period based on the fair value of the options that will vest during the reporting period. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of $35 and $67,965, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. At March 31, 2008 and 2007 no options under this grant had vested, therefore no expense had been incurred.

The fair value of the options granted to a consultant on May 9, 2006 was calculated using the Black-Scholes option valuation model on February 9, 2008 (vest date) with the following assumptions:

May 9, 2006 Consultant Grant (Vest 2008)
Expected Volatility	114.58%
Expected dividends	None
Expected Term (Years)	.25
Risk Free Interest Rate	2.31%

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $1.63. The options expire on March 14, 2011. On November 8, 2007, the employee resigned and the options were forfeited.

On April 13, 2007 the Company granted 500,000 options to its Chief Operating Officer. The options vest in six semi-annual installments from the date of grant over three years, and have an exercise price of $1.25. The options expire on April 13, 2012.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

On March 27, 2008, the Company received the resignation of its Chief Operating Officer (“COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, the COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. The COO also agreed to release the Company from any and all claims and rights that the COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which the COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend the COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

On July 3, 2007, the Company granted 200,000 options to its Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $1.29. The options expire on July 3, 2011. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On August 27, 2007, the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $1.37. The options expire on August 27, 2012. On March 14, 2008 the employee resigned and the options were forfeited.

On August 27, 2007, the Company granted 150,000 options to a Director of the Company’s Board of Directors (the “Appointment Date”). The options vest on an annual basis from January 9, 2007, the date the Director was appointed to the Company, and vest over three years, with the first one-third vesting to occur one year from the Appointment Date. The grant has an exercise price of $1.37. The options expire on August 27, 2012. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At March 31, 2008 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. At March 31, 2008, no additional options vested, therefore no expense had been incurred.

The total compensation expense related to the non-vested options on 2007 awards to employees for the three months ended March 31, 2008 is $361,745. The Company recorded compensation expense of $56,577 for the three months ended March 31, 2008 on the 2007 awards to employees.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

2008 Option Grants

On February 29, 2008, the Company granted 50,000 options to its Senior Vice President of Sales. On the same date, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $0.24. The options expire on February 29, 2012 and February 28, 2013, respectively. The stock options as of the date of the grant have a fair value of $18,956, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On March 26, 2008, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $0.31. The options expire on March 26, 2013. The stock options as of the date of the grant have a fair value of $13,175, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

The total compensation expense related to the non-vested options on 2008 awards to employees for the three months ended March 31, 2008 is $24,260. The Company recorded compensation expense of $469 for the three months ended March 31, 2008 on the 2008 awards to employees.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

The fair value of the options granted to employees on February 29, 2008 and March 26, 2008 were calculated using the Black-Scholes option valuation model with the following assumptions:

	February 29, 2008 Option Grants	March 26, 2008 Option Grant
Expected volatility	115.51%	125.74%
Expected dividends	None	None
Expected term (in years)	4-5	5
Risk-free interest rate	2.50%	2.55%

A summary of option activity under the 2005 Plan as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2008	3,486,500	$1.00
Granted	150,000.26
Cancelled	(270,000)	1.26
Outstanding, March 31, 2008	3,366,500	$.95	2.95	$-

Exercisable, March 31, 2008	2,346,906	$.94	2.63	$-

A summary of the status of the Company's non-vested shares as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2008	1,461,225	$.72
Granted	150,000.26
Cancelled	(270,000)	1.26
Vested	(321,631)	.90
Non-vested, March 31, 2008	1,019,594	$.63

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: SUBSEQUENT EVENTS

On April 2, 2008, the Board of Directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 8 to 29 months service periods that remain. Additional compensation expense on vested options relating to the April 2, 2008 repricing is approximately $73,000 which was fully expensed on April 2, 2008.

The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of the Company’s stock on the dates of original grant. As a result of the recent sharp reduction in the Company’s stock price, the Board of Directors believed that such options no longer would properly incentivize the Company’s employees, officers and consultants who held such options to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, that such options would provide better incentives to such employees, officers and directors.

On April 9, 2008, the Company sold a total of 13,403,225 units to 27 investors and raised aggregate gross proceeds of approximately $2,680,645 in a private offering. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,935,000 represents cash received by the Company from investors,

(ii)	$705,000 represents an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iii)	$40,645 represents amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

In addition, the Company issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of a $20,000 payment in cash for such services.

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within the earlier of 21 days after the closing of the offering or 10 days after the Company filed its Annual Report on Form 10-KSB. The Company filed the registration statement on Form S-1 on April 24, 2008.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them. Similarly, the Company agreed to convert the $705,000 in principal debt owed under the secured promissory notes into the offering to preserve cash for Company operations. Each of the secured note holders agreed to waive payment of any and all interest due under the notes. The remaining unamortized discount of approximately $200,000 related to the fair value of the issuable shares of the Company’s common stock granted on the date of issuance for each note will be amortized to the Company’s statement of operations on April 9, 2008. (Note 12)

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: SUBSEQUENT EVENTS (continued)

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares will be issued to these secured note holders. The Company will book a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations. Our Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

On April 9, 2008, the Company granted 125,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have an exercise price of $0.59. The options expire on April 9, 2012. The stock options as of the date of the grant have a fair value of approximately $60,500, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

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

We have initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. Due to technological advances in the product, we announced an updated design of the Bone to be launched in first half of 2008 for the Spring/Summer 2008 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone. The improvements to the product rendered inventory to be obsolete.

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

As of March 31, 2008, we had no established source of revenues and had accumulated losses of $12,519,607 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this 10-QSB form do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

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

RECENT EVENTS

April 2008 Private Placement

On April 9, 2008, we sold a total of 13,403,225 units to 27 investors and raised aggregate gross proceeds of approximately $2,680,645 in a private offering. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,935,000 represents cash received by the Company from investors,

(ii)	$705,000 represents an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iii)	$40,645 represents amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

The purpose of the Private Placement was to raise working capital. In addition, the Company issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of $20,000 payment in cash for such services.

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, respectively. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement. The Company filed the registration statement on Form S-1 on April 24, 2008.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them. Similarly, the Company agreed to convert the $705,000 in principal debt owed under the secured promissory notes into the offering to preserve cash for Company operations. Each of the secured note holders agreed to waive payment of any and all interest due under the notes. The remaining unamortized discount of approximately $200,000 related to the fair value of the issuable shares of the Company’s common stock granted on the date of issuance for each note will be amortized to the Company’s statement of operations on April 9, 2008.

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number of shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares will be issued to these secured note holders. The Company will book a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations. Our Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 8 to 29 months service period that remain. Additional compensation expense on vested options relating to the April 2, 2008 repricing is approximately $73,000 which will be fully expensed on April 2, 2008. The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

December 2007 through March 2008 Promissory Notes

From December 2007 through March 2008, we issued secured promissory notes in a total amount of $705,000 to various lenders. The notes bore interest at the rate of 5% per annum compounded annually and were secured by the grant of a security interest by us to the lenders in all of our intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. We agreed to repay the loan upon our completion of a financing, and in no event later than six months from each of the notes’ date of issuance. Pursuant to the notes, and in consideration of entering into the notes, the lenders received a total of 1,285,976 shares of our common stock. In addition, the lenders received piggy-back registration rights with respect to the shares. In April 2008, we conducted a private placement and the lenders invested the principal amounts due under the notes into the placement and waived interest due under the notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the lenders as part of the transaction. The Company will book a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations.

Results of Operations and Financial Condition

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Net revenues during the three months ended March 31, 2008 and 2007 were nil.

Design and development expenses were $109,253 and $334,636 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $225,383 is primarily attributable to a reduction in the amount of design and development costs from the prior year needed to bring the product to market in 2008.

Selling, general and administrative expenses (SG&A) were $917,955 and $1,142,518 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $224,563. The decrease in SG&A expenses are primarily attributable to increases in employee compensation and benefits of approximately $152,000 to staff the business in order to bring the product to market, offset by reductions in travel of $54,000, shared based compensation of $121,000, termination expenses for a previous employee of $144,000 and non recurring charges of $57,000.

Our net loss for the three months ended March 31, 2008 was $1,122,116, or $0.03 per share, as compared to a net loss of $1,467,152, or $0.04 per share, for the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had $9,413 in cash and cash equivalents. We earned no revenues since our inception in May 2004. Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities and the proceeds of warrants exercised in the fourth quarter of fiscal year 2006. We received net proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006 and $1,680,763 for the year ended December 31, 2006 from the exercise of the warrants.

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

From December 2007 through March 2008, we issued secured promissory notes in a total amount of $705,000 to various lenders. The notes bore interest at the rate of 5% per annum compounded annually and were secured by the grant of a security interest by us to the lenders in all of our intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. We agreed to repay the Loan upon our completion of a financing, and in no event later than six months from each of the notes’ date of issuance. Pursuant to the notes, and in consideration of entering into the notes, the lenders received a total of 1,285,976 shares of our common stock. In addition, the lenders received piggy-back registration rights with respect to the shares. In April 2008, we conducted a private placement and the lenders invested the principal amounts due under the notes into the placement and waived interest due under the notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the lenders as part of the transaction.

On April 9, 2008, we sold a total of 13,403,225 units to 27 investors and raised aggregate gross proceeds of approximately $2,680,645 in a private offering. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,935,000 represents cash received by the Company from investors,

(ii)	$705,000 represents an amount due under six secured promissory notes previously issued by the Company that was invested by five holders into this offering, and

(iii)	$40,645 represents amounts owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

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

Net cash used in operating activities for the three months ended March 31, 2008 was $683,062 as compared to net cash used of $1,244,461 in the same period in 2007. The decrease in net cash used was primarily attributable to a decrease in net loss from operations during the three months ended March 31, 2008 as compared to the same period in 2007, which was primarily attributable to a decrease in operating expenditures compared to the first quarter of 2007. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market.

Net cash used in investing activities for the three months ended March 31, 2008 was $178,711, as compared to $116,307 during the same period in 2007. The increase in net cash used was primarily attributable to an increase in our purchase of molds, store displays and property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $865,000, as compared to $579,017 for the same period in 2007. The increase was primarily attributable to $555,000 of secured promissory notes to various lenders and $310,000 received in advance in relation to our private placement conducted in April 9, 2008.

At March 31, 2008, we had 3,366,500 stock options and 4,714,714 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.95 per share. The outstanding warrants have a weighted average exercise price of $1.01 per share. Accordingly, at March 31, 2008, the outstanding options and warrants represented a total of 8,081,214 shares issuable for a maximum of $7,962,684 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

As of March 31, 2008, we anticipate that we will need additional financing to enable us to meet our anticipated expenditures for the next year, which will principally be for the production of our footwear products and marketing expenses. We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. We anticipate raising additional funds through public or private financing, strategy relationships or other arrangements in the future to support our business operations. We cannot be certain that any such public or private financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of beginning to generate revenues and decreasing costs, as necessary, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2008 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-Q filing as of March 31, 2008

The controls designed were adequate for financial disclosures required for the preparation of the Form 10-Q filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the Form 10-Q, will include creating a financial disclosures roll-forward model in accordance with the disclosures required for each periodic filing with the SEC. This model will be maintained and updated by Skins staff and management as new business transactions require additional financial disclosures. These financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2008 we began to implement remediation steps to remedy the material weaknesses identified in our Form 10-KSB for the year ended December 31, 2007 to enhance internal control over financial reporting. As noted in 4(a) above, we noted a material weakness in our financial disclosure controls at March 31, 2008. We are in the process of updating our remediation process as noted in Item 4(a).

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2007 Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2008.

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

SKINS INC. (Registrant)

May 20, 2008	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

May 20, 2008	By:	/s/ Deborah A. Gargiulo
Deborah A. Gargiulo
Chief Financial Officer (Principal Financial and Accounting Officer)