Form 10-Q
period 2008-06-30
SKINS INC.
filed 2008-08-18
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

There were 56,066,793 shares outstanding of registrant's common stock, par value $.001 per share, as of August 14, 2008.

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	2

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2008 and 2007 and the period from Inception (May 18, 2004) to June 30, 2008 (unaudited)	3

	Consolidated Statements of Stockholders' Equity (Deficiency) the period from Inception (May 18, 2004) to June 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007, and the period from Inception (May 18, 2004) to June 30, 2008 (unaudited)	5

	Notes to Condensed Consolidated Interim Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION		28

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

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

The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,542	$6,186
Prepaid expenses	64,454	251,034
Inventory (Note 5)	346,338	-
Total current assets	521,334	257,220

Property and equipment, net (Note 6)	254,981	13,209
Software costs, net (Note 7)	6,117	16,634
Capitalized production molds (Note 8)	128,780	10,660
Patent costs, net (Note 9)	177,849	159,400
Other intangibles, net (Note 10)	4,427	1,378
Total Assets	$1,093,488	$458,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$891,842	$750,425
Liquidated damages	21,988	21,988
Notes Payable, net of discounts (Note 12)	-	95,777
Total current liabilities	913,830	868,190

Commitments and contingencies (Note 13)

Stockholders' Equity (Deficiency) (Notes 1 and 15)
Common Stock, $.001 par value; 436,363,650 shares authorized; 56,066,793 and 40,961,294 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	56,067	40,961
Additional paid in capital	13,638,921	10,570,983
Deficit accumulated in the development stage	(13,515,330)	(11,021,633)
Total stockholders' equity (deficiency)	179,658	(409,689)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,093,488	$458,501

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2008	2007	2008	2007	2008
Operating expenses:

Design and development	$189,913	$550,495	$299,166	$885,131	$2,634,010

Selling, general and administrative	1,168,367	993,669	2,086,322	2,136,187	9,865,022

Total operating expenses	(1,358,280)	(1,544,164)	(2,385,488)	(3,021,318)	(12,499,032)

Operating loss	(1,358,280)	(1,544,164)	(2,385,488)	(3,021,318)	(12,499,032)

Unrealized (loss) on derivative instruments	-	-	-	-	(1,306,754)
Liquidated damages	-	-	-	-	(21,988)
Interest income	2,182	19,801	2,182	29,803	77,757
Loss on disposal of property and equipment	-	-	(1,993)	-	(24,172)
Amortization of discount on notes payable	(14,283)	-	(100,873)	-	(104,003)
Interest expense	(1,200)	-	(7,525)	-	(12,996)

Net loss	$(1,371,581)	$(1,524,363)	$(2,493,697)	$(2,991,515)	$(13,891,188)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	53,447,890	37,190,070	46,832,630	36,211,762

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
			Additional Paid-in	Accumulated Total	Total Stockholders'
	Common Stock		(deficit in)	Development	Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options	-	-	(30,445)	-	(30,445)
Share based Compensation, March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation, June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation, September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 12)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	40,961	10,570,983	(11,021,633)	(409,689)

Discount on notes payable for common stock to be issued - January 7, 2008 (Note 12)			68,382		68,382
Discount on note payable for common stock to be issued- February 11, 2008 (Note 12)			15,294		15,294
Discount on note payable for common stock to be issued- February 14, 2008 (Note 12)			50,000		50,000
Discount on note payable for common stock to be issued- February 28, 2008 (Note 12)			8,478		8,478
Shares issued on March 14, 2008 for the common stock to be issued on the December 21, 2007 note discount (Note 12)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the January 7, 2008 note discount (Note 12)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 11, 2008 note discount (Note 12)	58,824	59	(59)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 14, 2008 note discount (Note 12)	185,185	185	(185)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 28, 2008 note discount (Note 12)	32,609	32	(32)		-
Discount on note payable for common stock to be issued- March 17, 2008 (Note 12)			90,909		90,909
Share based compensation for the three months ended March 31, 2008			74,454		74,454
Proceeds received on March 27, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			150,000		150,000
Proceeds received on March 28, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			160,000		160,000

Proceeds received on April 1, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			100,000		100,000
Compensation expense on repriced stock options April 2, 2008 (Note 14)			76,338		76,338
Proceeds received on April 2, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			150,000		150,000
Proceeds received on April 3, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			45,000		45,000
Proceeds received on April 4, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			215,000		215,000
Proceeds received on April 7, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			65,000		65,000
Proceeds received on April 9, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			200,000		200,000
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114 for private placement units on April 9, 2008 (Note 15)			524,701		524,701
Fee expense on additional shares to be issued to secured promissory note holders in lieu of principal and interest payment as of April 9, 2008 (Note 15)			186,413		186,413
Private placement units from April 9, 2008 offering to be issued to non-employee and advisory board members in lieu of payment of fees owed (Note 15)			40,645		40,645
Proceeds received on April 11, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			600,000		600,000
Proceeds received on April 12, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			220,000		220,000
Proceeds received on April 15, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			20,000		20,000
Proceeds received on April 16, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			10,000		10,000
Issuance of shares on April 18, 2008 in relation to March 17, 2008 promissory note (Note 15)	568,182	569	(569)		-
Shares issued on May 28, 2008 related to private placement cash proceeds received in March and April 2008, less direct costs of $66,547 (Note 15)	9,675,000	9,675	(76,222)		(66,547)
Shares issued on May 28, 2008 related to exchange of promissory notes in April 9, 2008 private placement (Note 15)	3,525,000	3,525	(3,525)		-
Shares issued on May 28, 2008 for Fee Expense in relation to additional shares on exchange of promissory notes (Note 15)	316,298	316	(316)		-
Shares issued on May 28, 2008 in relation to April 9, 2008 private placement for payment of fees due to non-employee board and advisory board members (Note 15)	203,225	203	(203)		-
Shares issued on May 28, 2008 to consultant in relation to the April 9, 2008 private placement (Note 15)	100,000	100	(100)		-
Share-based compensation for the three months ended June 30, 2008			78,977		78,977
Net loss				(2,493,697)	(2,493,697)
Balances at June 30, 2008 (unaudited)	56,066,793	$56,067	$13,638,921	$(13,515,330)	$179,658

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from Inception (May 18, 2004) to June 30,
	2008	2007	2008
Cash flows used in operating activities:
Net loss	$(2,493,697)	$(2,991,515)	$(13,891,188)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	25,113	1,964	45,082
Amortization	15,268	12,984	44,601
Issuance of common stock for services	18,140	36,295	145,186
Share based compensation expense	229,769	351,519	1,772,269
Loss on write down of molds	-	105,635	114,376
Loss on disposal of property and equipment	1,993	-	24,172
Amortization on discount of note payable	100,873	-	104,003
Unrealized loss on derivative instruments	-	-	1,306,754
Issuance of common stock for fee in lieu of payment	186,413	-	186,413
Changes in operating assets and liabilities:
Prepaid expenses	168,440	(85,913)	(63,363)
Inventory	(346,338)	(480,467)	(346,338)
Accounts payable and accrued liabilities	188,176	257,252	922,784
Liquidated Damages	-	-	21,988
Net cash used in operating activities	(1,905,850)	(2,792,246)	(9,613,261)

Cash flows used in investing activities:
Purchases of molds	(118,120)	(114,376)	(243,156)
Software costs	-	(29,600)	(31,551)
Purchase of property and equipment	(268,877)	(32,801)	(322,256)
Patent Costs	(23,052)	(13,775)	(188,405)
Other intangibles	(3,198)	-	(4,588)
Cash used in investing activities	(413,247)	(190,552)	(789,956)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	-	2,261,462
Related-party payments	-	-	(26,924)
Proceeds from issuance of Common Stock, net of direct costs of $66,547 for the six months ended June 30, 2008	1,868,453	3,571,475	7,454,666
Proceeds from notes payable	555,000	-	855,000
Repurchase of options (Note 14)	-	(30,445)	(30,445)
Net cash provided by financing activities	2,423,453	3,541,030	10,513,759

Net increase in cash and cash equivalents	104,356	558,232	110,542
Cash and cash equivalents at beginning of period	6,186	1,754,926	-
Cash and cash equivalents at end of period	$110,542	$2,313,158	$110,542

Supplemental Disclosure of Cash Flow Information
Cash paid during this period for:
Interest	$-	$-	$5,266

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities from a predecessor entity totaling	-	-	32,312
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	-	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	-	30,000
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114, for private placement units on April 9, 2008	524,701	-	524,701
Discounts on notes payable for common stock to be issued December 31, 2007, January 7, February 11, February 24, February 28, March 17, 2008 (Note 12)	233,063	-	290,416
203,225 shares of common stock issued to non-employee and Advisory Board members for payment of fees due	$40,645	$-	$40,645

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on June 30, 2008 will not agree with the total loss from May 18, 2004 (inception date) to June 30, 2008 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS (continued)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2008, the Company had no established source of revenues and has accumulated losses of $13,891,188 since its inception. As of July 31, 2008, management estimates that the Company has exhausted its cash on hand and if it is unable to obtain additional financing or enter into a merger or acquisition, it may not have sufficient cash to continue operations beyond August 31, 2008. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company currently do not have commitments from third parties for additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding prior to August 31, 2008, and thereafter, will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that the Company relinquish valuable rights.

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

The results for the six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to condensed consolidated interim financial statements for the year ended December 31, 2007 included in our annual report on Form 10-KSB.

NOTE 3: NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three-and six -months ended June 30, 2008 and 2007, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 3: NET LOSS PER COMMON SHARE (continued)

Net Loss per Common Share

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(1,371,581)	$(1,524,363)	$(2,493,697)	$(2,991,515)

Denominator:
Weighted average shares - basic	53,447,890	37,190,070	46,832,630	36,211,762

Effect of dilutive stock options and warrants	-	-	-	-

Denominator for diluted earnings per share	53,447,890	37,190,070	46,832,630	36,211,762

Loss per share:
Basic	$(0.03)	$(0.04)	$(0.05)	$(0.08)

Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.08)

At June 30, 2008 and 2007 the Company’s stock options outstanding totaled 3,548,643 and 3,509,375, respectively. In addition, at June 30, 2008 and 2007, the Company’s warrants outstanding were 18,217,939 and 4,707,939, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three months ended June 30, 2008 and 2007 have an anti-dilutive effect because the Company incurred a loss from continuing operations.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

In May 2008, the financial accounting standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 1401”). FSP APB 14-1 clarifies that convertible debt instruments may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Management does not anticipate this pronouncement to have any effect on the Company’s financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 5: INVENTORY

Inventory at June 30, 2008 (unaudited) and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Raw Materials	$247,017	$-
Finished Goods	99,321	-
	$346,338	$-

Inventory was located at the Company’s independently contracted warehouse and production factories in the United States and China. Inventory is stated at the lower of cost (first-in, first-out) or market.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
Sewing equipment	$1,882	$1,882
Computer equipment	18,624	19,652
Store displays	267,343	-
	287,849	21,534
Less accumulated depreciation	32,868	8,325
	$254,981	$13,209

Depreciation expense related to property and equipment was $23,438 and $1,166 for the three months ended June 30, 2008 and 2007 and $25,113 and $1,964 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7: SOFTWARE COSTS

Software costs, net at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
Website design costs	$31,551	$31,551
Less accumulated amortization	25,434	14,917
	$6,117	$16,634

Amortization expense related to software costs was $5,259 and $9,866 for the three months ended June 30, 2008 and 2007 and $10,517 and $9,866 for the six months ended June 30, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 8: CAPITALIZED PRODUCTION MOLDS

During the six months ended June 30, 2008, and the year ended December 31, 2007, respectively, the Company purchased $118,120 and $125,036 of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the year ended December 31, 2007, the Company determined that capitalized molds of $114,376 to be obsolete. The Company’s capitalized production molds are $128,780 at June 30, 2008 and $10,660 at December 31, 2007, respectively.

No amortization of production molds is included in the June 30, 2008 and 2007 consolidated statement of operations as they were not placed in service.

NOTE 9: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of June 30, 2008 and December 31, 2007 consists of:

	June 30, 2008	December 31, 2007
Patent costs	$196,856	$173,804

Less accumulated amortization	19,007	14,404

	$177,849	$159,400

Amortization expense related to patents was $2,384 and $1,637 for the three months ended June 30, 2008 and 2007 and $4,603 and $3,118 for the six months ended June 30, 2008 and 2007, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $10,000 for each year.

NOTE 10: OTHER INTANGIBLES

The Company’s capitalized internet brand name was $4,588 and $1,390 at June 30, 2008 and December 31, 2007, respectively, and is being amortized using the straight line method over an estimated useful life of 10 years. Accumulated amortization at June 30, 2008 and December 31, 2007 is $161 and $12, respectively. Amortization expense related to other intangibles was $115 and $0 for the three months ended June 30, 2008 and 2007 and $149 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007

Trade payables	$583,952	$590,556
Professional fees	155,886	87,943
Commissions payable	38,000	28,000
Board Fees and Director Fees	46,250	18,750
Recruiting fees payable	44,000	-
Other accrued liabilities	23,754	25,176
	$891,842	$750,425

NOTE 12: NOTES PAYABLE

On December 21, 2007, January 7, 2008, February 11, 2008, February 24, 2008, February 28, 2008 and March 17, 2008, the Company issued Secured Promissory Notes totaling $705,000 to various lenders (the “Notes”). The Notes bore interest at a rate of 5% per annum compounded annually and were secured by the grant of a security interests by the Company to the lenders in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the loans upon the Company’s completion of a financing, and in no event later than six months from the Notes’ respective date of issuance. Pursuant to the Notes, and in consideration of entering into the Notes, the lenders collectively received a total of 1,285,976 shares of the Company’s common stock (the “Shares”). In addition, the lenders received piggy-back registration rights with respect to the Shares.

A total discount of $290,416 was taken on the Notes for the fair value of the shares of common stock issuable upon each note's issuance date. The unamortized discount at June 30, 2008 and December 31, 2007 is $0 and $54,223, respectively. The Company amortized the discount using the effective interest rate method over the term of the Notes.

The Company issued 717,794 and 568,182 common shares on March 14 and April 18, 2008, respectively, related to the issuance of the notes.

Amortization of discounts was $14,283 and $0 for the three months ended June 30, 2008 and 2007 and $100,873 and $0 for the six months ended June 30, 2008 and 2007, respectively.

On April 9, 2008, the Company conducted a private placement and all the lenders invested their principal amount due under the Notes of $705,000 net of amortized discount of $186,413 into the placement and waived interest due under the Notes of $6,114 for 3,525,000 shares of common stock. As part of the consideration, the Company issued an additional 316,298 shares of common stock to the lenders as part of the transaction (Note 15).

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

On May 4, 2007, the Company entered into an agreement to lease new corporate office space effective June 1, 2007. The agreement requires the Company to pay approximately $95,000 through May 31, 2008, but the Company may terminate this agreement and vacate the premise upon 60 days’ written notification. On May 31, 2008, the lease expired. The Company and lessor agreed to continue the lease on a month to month basis until a new lease agreement is executed.

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

On May 27, 2008, the Company amended the agreement with TLD Asian Pacific Ltd (“TLD”) with an effective date of August 10, 2007 for a period of twelve months from the effective date. According to the amended agreement the Company agreed to pay TLD $9,000 monthly totaling $108,000 over the twelve month period pursuant to which TLD will continue to be responsible for conceptualization, development, commercialization, product and consulting on the engineering and further development of Skins and Bones on a non-exclusive basis. Prior to the signing of the agreement the Company was paying TLD $9,600 monthly. TLD agreed to payback retroactively to August 10, 2007, $6,000 of previously paid fees.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $10,009 and $18,447 and $12,245 and $36,894, respectively related to the replacement option grants to the board members.  On October 19, 2007, one of the board members that was granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have been forfeited.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $6,828 and $72,057 and $19,548 and $164,434, respectively.

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
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	June 30, 2008	June 30, 2007
Expected volatility	135.82%	100.23%
Expected dividends	None	None
Expected term (in years)	2.3	2
Risk-free interest rate	2.87%	4.5%

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

The total compensation expense related to the non-vested options on 2006 awards at June 30, 2008 is $38,075. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $12,811 and $7,614 and $15,228 and $24,206, respectively related to the two grants above.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

On May 9, 2006 the Company granted 300,000 options to a consultant at a per share exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire 30 days after the related investor relations agreement is terminated. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measured the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculated the expense at each reporting period based on the fair value of the options that vested during the reporting period. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $0 and $29,451 and $35 and $97,416, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. At June 30, 2008 and 2007 no options under this grant had vested, therefore no expense had been incurred.

The fair value of the options granted to a consultant on May 9, 2006 was calculated using the Black-Scholes option valuation model on February 9, 2008 (vest date) with the following assumptions:

May 9, 2006 Consultant Grant (Vest 2008)
Expected Volatility	114.58%
Expected dividends	None
Expected Term (Years)	.25
Risk Free Interest Rate	2.31%

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.63. The options expire on March 14, 2011. On November 8, 2007, the employee resigned and the options were forfeited.

On April 13, 2007 the Company granted 500,000 options to its Chief Operating Officer. The options vest in six semi-annual installments from the date of grant over three years, and have a per share exercise price of $1.25. The options expire on April 13, 2012.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

On March 27, 2008, the Company received the resignation of its Chief Operating Officer (“COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, the COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. The COO also agreed to release the Company from any and all claims and rights that the COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which the COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend the COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing on April 2, 2008, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

On July 3, 2007, the Company granted 200,000 options to its Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On May 22, 2008, effective immediately, Deborah A. Gargiulo tendered her resignation as Chief Financial Officer of the Company. As of the date of her resignation, 200,000 options were forfeited, which resulted in the reversal of unvested cumulative compensation of $41,679 and the reversal of $11,300 of additional compensation related to the non-vested options that were repriced dated April 2, 2008.

On August 27, 2007, the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.37. The options expire on August 27, 2012. On March 14, 2008 the employee resigned and the options were forfeited.

On August 27, 2007, the Company granted 150,000 options to a Director of the Company’s Board of Directors (the “Appointment Date”). The options vest on an annual basis from January 9, 2007, the date the Director was appointed to the Company, and vest over three years, with the first one-third vesting to occur one year from the Appointment Date. The grant has a per share exercise price of $1.37. The options expire on August 27, 2012. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At June 30, 2008 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. At June 30, 2008, no additional options vested, therefore no expense had been incurred.

The total compensation expense related to the non-vested options on 2007 awards to employees at June 30, 2008 is $121,283. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $40,202 and $28,569 and $96,779 and $28,569, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

2008 Option Grants

On February 29, 2008, the Company granted 50,000 options to its Senior Vice President of Sales. On the same date, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $0.24. The options expire on February 29, 2012 and February 28, 2013, respectively. The stock options as of the date of the grant have a fair value of $18,956, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On March 26, 2008, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $0.31. The options expire on March 26, 2013. The stock options as of the date of the grant have a fair value of $13,175, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On April 9, 2008, the Company granted 125,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $0.59. The options expire on April 9, 2012. The stock options as of the date of the grant have a fair value of $60,216, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.

On June 10, 2008, in accordance with a May 27th, 2008 revised agreement with TLD Asian Pacific Ltd (“TLD”), the Company granted a designee of TLD 257,143 options with an exercise price of $0.28 a share. The 257,143 options were calculated dividing $72,000 by the closing price of the Company’s common stock on the date of grant or $0.28 per share. The options have a term of five years from the date of grant and have the following vesting schedule: 214,290 options vested upon grant, 21,427 options vest on July 10, 2008, and 21,426 options vest on August 10, 2008. During the three and six months ended June 30, 2008 the Company recognized $60,002 of expense relating to this grant.

The total compensation expense related to the non-vested options on 2008 awards to employees at June 30, 2008 is $74,146. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of $6,252 and $0 and $6,721 and $0, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

The fair value of the options granted to employees on February 29, 2008, March 26, 2008, and April 9, 2008 were calculated using the Black-Scholes option valuation model with the following assumptions:

	February 29, 2008 Option Grants	March 26, 2008 Option Grant	April 9, 2008 Option Grant
Expected volatility	115.51%	125.74%	130.89%
Expected dividends	None	None	None
Expected term (in years)	4-5	5	4
Risk-free interest rate	2.50%	2.55%	2.59%

On April 2, 2008, the Board of Directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service periods that remain. Additional compensation expense on vested and unvested options relating to the April 2, 2008 repricing is $73,422 and $2,916, respectively, is included in selling, general and administrative expenses for the three and six months ended June 30, 2008.

The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of the Company’s stock on the dates of original grant. As a result of the sharp reduction in the Company’s stock price, the Board of Directors believed that such options no longer would properly incentivize the Company’s employees, officers and consultants who held such options to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, that such options would provide better incentives to such employees, officers and directors.

A summary of option activity under the 2005 Plan as of June 30, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2008	3,486,500	$1.00
Granted	532,143.35
Cancelled	(470,000)	.40
Outstanding, June 30, 2008	3,548,643	$.39	2.96	$-

Exercisable, June 30, 2008	2,679,164	$.39	2.69	$-

A summary of the status of the Company's non-vested shares as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2008	1,461,225	$.72
Granted	532,143.35
Cancelled	(470,000)	1.10
Vested	(653,889)	.54
Non-vested, June 30, 2008	869,479	$.59

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement that must be filed with the Securities and Exchange Commission within the earlier of 21 days after the closing of the offering or 10 days after the Company filed its Annual Report on Form 10-KSB. The Company filed the registration statement on Form S-1 on April 24, 2008. The registration statement was declared effective on August 7, 2008.

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the offering in lieu of payment for fees due to them.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Upon execution of the secured notes (Note 12), the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. The Company booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations for the three and six months ended June 30, 2008. Our former Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

 On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and will receive an additional 250,000 shares of common stock three months from the commencement of his employment. The common shares issued were originally subject to only certain legal restrictions. The total fair value of the common stock on the date of grant is $92,000 $34,500 amortized on a straight-line basis over a six month period from the commencement date. The remaining $57,500 will be amortized on a straight line basis over a six month period beginning three months from the commencement date. For the three months and six months ended June 30, 2008 the Company recognized $2,875 of compensation expense which is included in selling, general and administrative expenses.

On July 30, 2008, the Company and Mr. Solomon, entered into an amendment (the “Amendment”) to the employment letter agreement dated July 9, 2008.

Pursuant to the terms of the Amendment, the 400,000 restricted shares of the Company’s Common Stock originally granted to Mr. Solomon on June 16, 2008 were subject to certain additional restrictions and subject to forfeiture, including the following:

(i) While an employee of the Company, Mr. Solomon will only be able to sell the shares in the event of a corporate action such as a merger, acquisition, sale of substantially all of the Company’s assets, change in control (as defined in the agreement), dissolution, or windup of the Company; however Mr. Solomon may, at the sole discretion of the Company, be allowed to sell some or all of the shares outside of this restriction.

(ii) If Mr. Solomon is terminated without cause or terminates employment for good reason, each as defined in the Amendment, Mr. Solomon may keep any of the shares granted to him for five years from the date of termination; however, Mr. Solomon will only be able to sell the shares in the event of a corporate action, unless otherwise authorized by the Company in its discretion. If at the end of the five year period the Company has not completed a corporate action or the Company has not allowed Mr. Solomon to sell the shares then Mr. Solomon will lose rights in any remaining shares at that time.

(iii) If Mr. Solomon is terminated for cause, he will lose all rights to all shares granted to him or due to be granted to him immediately.

(iv) Any sales of the shares are further restricted by the applicable securities regulations and in no event may a sale of the shares be in violation of such regulations or in conflict with the Company’s insider trading policy.

The Company concluded that the modification of the restricted terms was a probable to probable modification as defined by FAS 123(R) and therefore would not affect the fair value of the original grant or result in additional compensation because the modification does not affect the number of shares expected to vest.

On July 30, 2008 (“date of grant”), the Company entered into a finder’s agreement with Alicia Johnson pursuant to which the Company agreed to issue 200,000 shares of common stock to Ms. Johnson in exchange for locating and placing Michael Solomon with the Company as its new Chief Financial Officer. Pursuant to the agreement, if during a six month probation period, starting on June 16, 2008, the Company terminates the employment of Mr. Solomon for cause or Mr. Solomon voluntarily terminates employment for any reason, Ms. Johnson agreed to use best efforts to locate the Company a suitable replacement candidate during the remaining portion of the six month period. Ms. Johnson agreed that the 200,000 shares to be issued to her can only be transferred or sold after the expiration of the six-month probation. In addition, if Ms. Johnson fails to present a suitable replacement candidate for the Company, if such requirement should arise, the 200,000 shares issued to her would be returned to the Company and cancelled. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the finders fee expense associated with the common stock grant. The Company will measure the compensation associated with this grant based on the fair value of the common stock issued. There is no measurement date to calculate the fair value of the common stock at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the Ms. Johnson was not complete. Pursuant to FAS 5, Accounting for Contingencies, the Company concluded that it is probable that a loss contingency related to the agreement with Ms. Johnson had occurred. As such, the Company has accrued on the date of grant a finders fee expense of $44,000 which equal to the fair value of the 200,000 common shares granted. Since the quantity and terms of the common stock grant are known up front and the measurement date has not occurred the Company will record any change in fair value of the common shares during any interim periods within the Statement of Operations.

NOTE 16: SUBSEQUENT EVENT

On July 25, 2008 Steve Reimer, a member of the Company’s board of directors resigned his board seat, effective on July 31, 2008. As a result of his resignation, Mr. Reimer forfeited 39,551 options originally granted to him on March 16, 2006. The Company recorded compensation expense of $9,732 in July 2008 based on Mr. Reimer's fully vested options on July 31, 2008.

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

We have initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launch during the third quarter of 2007. Due to technological advances in the product, we plan for an updated design of the Bone to be launched for the Fall/Winter 2008 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins as well, to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete for the year ended December 31, 2007.

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

 As of June 30, 2008, we had no established source of revenues and had accumulated losses of $13,891,188 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

PLANNED OPERATIONS

Product Development

We have designed, outsourced manufactured and are marketing a patented quality men’s and women’s footwear with a limited distribution to select retailers that began in mid-April 2008. This marked our first mainstream limited consumer launch, after completing a test soft launch to a select 20 retailers during the third quarter of 2007. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested average retail price of $110 to $130 for women and $140 to $160 for men. The first test collection (Fall/Winter 2007) had approximately five to six styles per gender ranging three to five color ways per each style. The Spring/Summer 2008 Collection “(SS 08)” had approximately eight to nine styles per gender ranging three to five color ways per each style. Due to further updates to the Bone and a late delivery to retailers this past April we only shipped a portion of the SS 2008 styles produced. We are currently taking orders on Holiday 2008 and SS 2009. These collections feature an updated version of the new Bone. The updated Bone has no toe-box in an attempt to increase comfort and provide a better fit to a wider audience of consumers. The new version of the Bone interoperates with the existing SS 2008 Skins. The change to the new Bone came about through further market research conducted with our retail partners, design consultants, and the practical feedback that came about through the limited distribution this past SS 2008 season. The Bone and Skins technology, as it stands today, has now been field tested with different retailers, different consumers and is scalable and transferable. We continue to seek ways to lower costs, and explore other materials with various benefits and will always look to improve upon our product.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

During the third quarter 2007, we launched our product to a test market of approximately 20 select independent stores. In conjunction with the soft launch, we announced our Consumer Partnership Program, which is a program aimed to elicit feedback from consumers to aid us in product development and internal research. As part of the program, we gave the Bone portion of the product to participating consumers without charge. As a result of input from our retail partners, continuous fit trials, and feedback from consumers through the Consumer Partnership Program, we were able to incorporate this information into a new Bone. On November 7, 2007, we announced an updated design of the Bone, an advanced product to be launched in first half 2008 for the SS 2008 season. This new Bone, as described above, has had one additional major update of not including a toe-box and will be introduced to consumers in our Winter and Holiday 08 deliveries. All participants in our consumer partnership program and all of customers who have proof of purchase for either the 2007 test launch or the previous SS 08 deliveries, will receive, at no charge, the latest version of the Bone. Individuals who participated in the program will receive an email coupon that can be redeemed at their local retailer or online.

As a result of the new Bone design, we informed our retail partners that we would not require payment for shipped product until the new Bones are supplied to them. Therefore, we will not recognize any revenue from our shipment of product in April 2008 until such time as the new Bones are delivered to the retail partners. In addition, in order to reduce any further inconvenience to our retail partners, and to save shipping and freight expenses, we requested that the retail partners store product at their locations until such time that the new Bones can be provided. Approximately 45% of our finished goods inventory are located at retail partner locations.

The engineering of the Bone and Skin allows for a pressure fit attachment. The Bone is an exact fit to all corresponding Skins in the same size. The Skin cannot be worn on its own. The Bone is designed such that it can only be worn with a Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone. The improvements to the product, rendered inventory to be obsolete, as defined in management’s discussion below, for the test launch we conducted in SS 2007. The Bones we shipped to limited retailers this SS 08 will be switched with the updated Bone in addition to the inventory we currently have in our warehouse. All new Winter-Holiday 2008 goods will be assembled with the newly updated Bone.

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

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department, and Internet retail locations via our marketing and branding efforts.

We will consider the children's market and more mainstream middle-market retailers once our brand is more established. We may also consider licensing our technology in the future.

We have designed, outsourced manufactured, and are now marketing quality men’s and women’s footwear with distribution to select retailers beginning in April 2008. This marked our first limited main stream consumer launch after completing a test soft launch to a select 20 retailers during the third quarter of 2007 this past fall season. We are currently taking orders for Winter-Holiday 2008 and Spring-Summer 2009. The planned distribution will encompass independent specialty retailers, national retailers and department stores, E-tailers, and some International distribution. We believe that the initial purchase order amount we can expect per retailer will be a weighted average of 60 pairs per gender at an average wholesale price of $57 per pair of Skins. We further plan on selling fill-in orders two to three times as the season progresses.

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

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, respectively. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement. The Company filed the registration statement on Form S-1 on April 24, 2008. The registration statement was declared effective on August 7, 2008.

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

Upon execution of the secured notes, the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number of shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. The Company has booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or 186,413 in its consolidated statement of operations. Our former Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $25,923 which will be expensed ratably over the 7 to 29 months service period that remain. The Company recorded $2,916 compensation expense for the three and six months ended June 30, 2008 related to the amortization of the unvested repriced options. Additional compensation expense on vested options relating to the April 2, 2008 repricing of $73,422 was fully expensed on April 2, 2008. The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

December 2007 through March 2008 Promissory Notes

From December 2007 through March 2008, we issued secured promissory notes in a total amount of $705,000 to various lenders. The notes bore interest at the rate of 5% per annum compounded annually and were secured by the grant of a security interest by us to the lenders in all of our intellectual property rights, patents, copyrights, trademarks which we now have or acquire and all proceeds and products thereof. We agreed to repay the loan upon our completion of a financing, and in no event later than six months from each of the notes’ date of issuance. Pursuant to the notes, and in consideration of entering into the notes, the lenders received a total of 1,285,976 shares of our common stock. In addition, the lenders received piggy-back registration rights with respect to the shares. In April 2008, we conducted a private placement and the lenders invested the principal amounts due under the notes into the placement and waived interest due under the notes. As part of the consideration, we issued an additional 316,298 shares of common stock to the lenders as part of the transaction. The Company booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or $186,413 in its consolidated statement of operations.

Results of Operations and Financial Condition

Three and Six Months Ended June 30, 2008 Compared with Three and Six Months Ended June 30, 2007

There were no earned revenues during the three and six months ended June 30, 2008 and 2007.

Design and development expenses for the three and six months ended June 30, 2008 and 2007 were $189,913 and $550,495 and $299,166 and $885,131, respectively. These changes of $360,582 and $585,965 were primarily attributable to a decrease in the amount of design and development costs from the prior year needed to bring the product to market in 2008.

Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2008 and 2007 were $1,168,367 and $993,669 and $2,086,322 and $2,136,187 respectively.

For the three months ended June 30, 2008 the increase in SG&A expenses are primarily attributable to increases in employee compensation of approximately $17,000 to staff the business in anticipation of bringing the product to market, increased warehouse and operating expenses of approximately $51,000, and increases in non-cash charges such as share-based compensation of $43,000 and additional non-cash fees paid to promissory note holder totaling approximately $187,000 which were offset by reductions in advertising of approximately $94,000, termination expenses for a previous employee of $29,000.

For the six months ended June 30, 2008 the decrease in SG&A expenses are primarily attributable to increases in employee compensation and benefits of approximately $155,000 to staff the business in anticipation of bringing the product to market, increased warehouse and operating expenses of $50,000, and increases in non-cash and other charges such as additional non cash fees paid to promissory note holders totaling approximately $187,000 which were offset by reductions in travel of approximately $66,000, advertising expenses of approximately $68,000, professional and other expenses of approximately $106,000, share-based compensation of approximately $78,000, termination expenses for a previous employee of $173,000, and non recurring income of $49,000.

Our net loss for the three and six months ended June 30, 2008 was $1,371,581 or $0.03 per share and $2,493,697 or $0.05 per share, respectively as compared to a net loss of $1,524,363, or $.04 per share and $2,991,515 or $ .08 per share, for the same respective periods in 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $110,542 in cash and cash equivalents. We earned no revenues since our inception in May 2004.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities, the proceeds of warrants exercised, and the issuance of promissory notes.

We received net proceeds of $2,261,462 from the private placements that were conducted in connection with the share exchange transaction during the fiscal quarter ended March 31, 2006. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 we received cash proceeds from warrant exercises totaling $1,680,763 and $609,462, respectively.

On May 21, 2007, we closed a financing transaction pursuant to which we sold a total of 4,000,000 units to seven investors and raised an aggregate of $3,000,000. Each unit consists of one share of our common stock and one share purchase warrant that is exercisable at an exercise price of $1.00 per share at any time upon election of the holder during the 30 months after the offering. Net proceeds from the private offering were $2,962,013 (net of issuance costs of $37,987).

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

Net cash used in operating activities for the six months ended June 30, 2008 was $1,905,850 as compared to net cash used of $2,792,246 in the same period in 2007. The decrease in net cash used was primarily attributable to a decrease in net loss from operations during the six months ended June 30, 2008 as compared to the same period in 2007, which was primarily attributable to a decrease in operating expenditures compared to the six months ended June 30, 2007. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market.

Cash used in investing activities for the six months ended June 30, 2008 was $413,247, as compared to $190,552 during the same period in 2007. The increase in net cash used was primarily attributable to an increase in our purchase of molds, store displays and property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $2,423,453, as compared to $3,541,030 for the same period in 2007. The decrease was primarily attributable to the Company receiving $555,000 from the issuance of secured promissory notes to various lenders and raising $1,868,453 (net of direct costs of $66,547) from the April 9, 2008 private placement while the Company raised a net $3,571,445 in the May 21, 2007 financing transaction.

 At June 30, 2008, we had 3,548,643 stock options and 18,217,939 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.39 per share as adjusted for the April 2, 2008 option repricing. The outstanding warrants have a weighted average exercise price of $0.56 per share. Accordingly, at June 30, 2008, the outstanding options and warrants represented a total of 21,766,582 shares issuable for a maximum of $11,558,604 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and will receive an additional 250,000 shares of common stock three months from the commencement of his employment. On July 30, 2008, the Company and Mr. Solomon, entered into an amendment (the “Amendment”) to the employment letter agreement dated July 9, 2008. Pursuant to the terms of the Amendment, the 150,000 restricted shares of the Company’s Common Stock granted to Mr. Solomon and the 250,000 restricted shares to be to Mr. Solomon under his agreement will be subject to certain additional restrictions and subject to forfeiture, as set forth in the Amendment.

We presently have a factoring agreement in place which currently will enable us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we will also be able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers.

At July 31, 2008, our management estimates that we have exhausted our cash on hand. If we are unable to obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations for beyond August 31, 2008. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to August 31, 2008, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-Q filing as of June 30, 2008.

The controls designed were adequate for financial disclosures required for the preparation of the Form 10-Q filing; however, due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures, will include creating a financial disclosures roll-forward model in accordance with the disclosures required for each periodic filing with the SEC. This model will be maintained and updated by Skins staff and management as new business transactions require additional financial disclosures. These financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2008 we took remediation steps to remedy the material weaknesses identified in our Form 10-KSB for the year ended December 31, 2007 to enhance internal control over financial reporting. As noted in 4(a) above, we noted a material weakness in our financial disclosure controls at June 30, 2008. We are in the process of updating our remediation process as noted in Item 4(a). In addition, and as disclosed in the Form 8-K filing filed with the Securities and Exchange Commission on May 29, 2008, our CFO resigned her position effective May 22, 2008. A new CFO was appointed on June 16, 2008 and has assumed the internal control duties of the CFO. Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, except as stated above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2007 Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2008.

If we are unable to obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations beyond August 31, 2008.

In May 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000, and in April 2008, the Company conducted another private placement that raised approximately $2,680,645 in gross proceeds. The Company has also raised approximately $705,000 by issuing secured promissory notes entered into from December 2007 through March 2008, all of which were invested in the April 2008 private placement in lieu of repayment. As of July 31, 2008, our management estimates that we have exhausted our cash on hand. If we are unable to obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations beyond August 31, 2008.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to August 31, 2008, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

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

SKINS INC. (Registrant)

August 18, 2008	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)