Form 10-Q
period 2008-09-30
SKINS INC.
filed 2008-11-19
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51119

SKINS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4711789 (I.R.S. Employer Identification No.)

1 Newark Street, Suite 25A Hoboken, New Jersey (Address of principal executive offices)	07030 (Zip Code)

(201) 377-5502
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
Yes ☐ No ☒

There were 58,566,793 shares outstanding of registrant's common stock, par value $.001 per share, as of November 19, 2008.

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	2

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2008 and 2007 and the period from Inception (May 18, 2004) to September 30, 2008 (unaudited)	3

	Consolidated Statements of Stockholders' Equity (Deficiency) the period from Inception (May 18, 2004) to September 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007, and the period from Inception (May 18, 2004) to September 30, 2008 (unaudited)	5

	Notes to Condensed Consolidated Interim Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION		28

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	31

SIGNATURES		32

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

The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,644	$6,186
Prepaid expenses	66,842	251,034
Inventory (Note 5)	335,094	-
Total current assets	407,580	257,220

Property and equipment, net (Note 6)	264,080	13,209
Software costs, net (Note 7)	859	16,634
Capitalized production molds (Note 8)	128,780	10,660
Patent costs, net (Note 9)	187,431	159,400
Other intangibles, net (Note 10)	4,312	1,378
Total Assets	$993,042	$458,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$1,252,997	$750,425
Liquidated damages	21,988	21,988
Notes Payable, net of discounts (Note 12)	-	95,777
Total current liabilities	1,274,985	868,190

Commitments and contingencies (Note 13)

Stockholders' Deficiency (Notes 1 and 15)
Common Stock, $.001 par value; 436,363,650 shares authorized; 56,066,793 and 40,961,294 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	56,067	40,961
Additional paid in capital	14,020,381	10,570,983
Deficit accumulated in the development stage	(14,358,391)	(11,021,633)
Total stockholders' deficiency	(281,943)	(409,689)

Total Liabilities and Stockholders' Deficiency	$993,042	$458,501

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2008	2007	2008	2007	2008
Operating expenses:

Design and development	$72,793	$965,878	$371,959	$1,851,009	$2,706,803

Selling, general and administrative	768,904	1,285,600	2,855,226	3,421,787	10,633,926

Total operating expenses	841,697	2,251,478	3,227,185	5,272,796	13,340,729

Operating loss	(841,697)	(2,251,478)	(3,227,185)	(5,272,796)	(13,268,729)

Unrealized (loss) on derivative instruments	-	-	-	-	(1,306,754)
Liquidated damages	-	-	-	-	(21,988)
Interest income	53	15,814	2,235	45,617	77,810
Loss on disposal of property and equipment	-	-	(1,993)	-	(24,172)
Amortization of discount on notes payable		-	(100,873)	-	(104,003)
Interest expense	(1,417)	-	(8,942)	-	(14,413)

Net loss	$(843,061)	$(2,235,664)	$(3,336,758)	$(5,227,179)	$(14,734,249)

Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.07)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	55,911,707	39,500,824	45,276,455	37,324,237

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
			Additional	Accumulated	Total
			Paid-in	In The	Stockholders'
	Common Stock		(deficit in)	Development	Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options	-	-	(30,445)	-	(30,445)
Share based Compensation, March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation, June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation, September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 12)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	40,961	10,570,983	(11,021,633)	(409,689)

Discount on notes payable for common stock to be issued - January 7, 2008 (Note 12)			68,382		68,382
Discount on note payable for common stock to be issued- February 11, 2008 (Note 12)			15,294		15,294
Discount on note payable for common stock to be issued- February 14, 2008 (Note 12)			50,000		50,000
Discount on note payable for common stock to be issued- February 28, 2008 (Note 12)			8,478		8,478
Shares issued on March 14, 2008 for the common stock to be issued on the December 21, 2007 note discount (Note 12)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the January 7, 2008 note discount (Note 12)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 11, 2008 note discount (Note 12)	58,824	59	(59)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 14, 2008 note discount (Note 12)	185,185	185	(185)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 28, 2008 note discount (Note 12)	32,609	32	(32)		-
Discount on note payable for common stock to be issued- March 17, 2008 (Note 12)			90,909		90,909
Share based compensation for the three months ended March 31, 2008			74,454		74,454
Proceeds received on March 27, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			150,000		150,000
Proceeds received on March 28, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			160,000		160,000
Proceeds received on April 1, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			100,000		100,000
Compensation expense on repriced stock options April 2, 2008 (Note 14)			76,338		76,338
Proceeds received on April 2, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			150,000		150,000
Proceeds received on April 3, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			45,000		45,000
Proceeds received on April 4, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			215,000		215,000
Proceeds received on April 7, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			65,000		65,000
Proceeds received on April 9, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			200,000		200,000
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114 for private placement units on April 9, 2008 (Note 15)			524,701		524,701
Fee expense on additional shares to be issued to secured promissory note holders in lieu of principal and interest payment as of April 9, 2008 (Note 15)			186,413		186,413
Private placement units from April 9, 2008 offering to be issued to non-employee and advisory board members in lieu of payment of fees owed (Note 15)			40,645		40,645
Proceeds received on April 11, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			600,000		600,000
Proceeds received on April 12, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			220,000		220,000
Proceeds received on April 15, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			20,000		20,000
Proceeds received on April 16, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 15)			10,000		10,000
Issuance of shares on April 18, 2008 in relation to March 17, 2008 promissory note (Note 15)	568,182	569	(569)		-
Shares issued on May 28, 2008 related to private placement cash proceeds received in March and April 2008, less direct costs of $66,547 (Note 15)	9,675,000	9,675	(76,222)		(66,547)
Shares issued on May 28, 2008 related to exchange of promissory notes in April 9, 2008 private placement (Note 15)	3,525,000	3,525	(3,525)		-
Shares issued on May 28, 2008 for Fee Expense in relation to additional shares on exchange of promissory notes (Note 15)	316,298	316	(316)		-
Shares issued on May 28, 2008 in relation to April 9, 2008 private placement for payment of fees due to non-employee board and advisory board members (Note 15)	203,225	203	(203)		-
Shares issued on May 28, 2008 to consultant in relation to the April 9, 2008 private placement (Note 15)	100,000	100	(100)		-
Share-based compensation for the three months ended June 30, 2008			78,977		78,977
Proceeds received on September 4, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 15)			125,000		125,000
Proceeds received on September 5, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 15)			50,000		50,000
Proceeds received on September 10, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 15)			20,000		20,000
Proceeds received on September 18, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 15)			50,000		50,000
Share-based compensation for the three months ended September 30, 2008			136,460		136,460
Net loss				(3,336,758)	(3,336,758)
Balances at September 30, 2008 (unaudited)	56,066,793	$56,067	$14,020,381	$(14,358,391)	$(281,943)

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from Inception (May 18, 2004) to September 30,
	2008	2007	2008
Cash flows used in operating activities:
Net loss	$(3,336,758)	$(5,227,179)	$(14,734,249)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	109,014	5,979	128,983
Amortization	23,135	14,541	52,468
Issuance of common stock for services	18,140	55,340	145,186
Share based compensation expense	366,229	564,972	1,908,729
Loss on write down of molds	-	114,376	114,376
Loss on disposal of property and equipment	1,993	-	24,172
Amortization on discount of note payable	100,873	-	104,003
Unrealized loss on derivative instruments	-	-	1,306,754
Issuance of common stock for fee in lieu of payment	186,413	-	186,413
Changes in operating assets and liabilities:
Prepaid expenses	166,052	1,380	(65,751)
Inventory	(335,094)	(91,728)	(335,094)
Accounts payable and accrued liabilities	549,330	260,295	1,283,938
Liquidated Damages	-	-	21,988
Net cash used in operating activities	(2,150,673)	(4,302,024)	(9,858,084)

Cash flows used in investing activities:
Purchases of molds	(118,120)	(114,376)	(243,156)
Software costs	-	(29,600)	(31,551)
Purchase of property and equipment	(361,877)	(40,324)	(415,256)
Patent Costs	(35,127)	(29,157)	(200,480)
Other intangibles	(3,198)	-	(4,588)
Cash used in investing activities	(518,322)	(213,457)	(895,031)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	-	2,261,462
Related-party payments	-	-	(26,924)
Proceeds from issuance of Common Stock (net of issuance costs)	2,113,453	3,716,450	7,699,666
Proceeds from notes payable	555,000	-	855,000
Repurchase of options (Note 14)	-	(30,445)	(30,445)
Net cash provided by financing activities	2,668,453	3,686,005	10,758,759

Net increase (decrease) in cash and cash equivalents	(542)	(829,476)	5,644
Cash and cash equivalents at beginning of period	6,186	1,754,926	-
Cash and cash equivalents at end of period	$5,644	$925,450	$5,644
Supplemental Disclosure of Cash Flow Information
Cash paid during this period for:
Interest	$-	$-	$5,266

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities from a predecessor entity totaling	-	-	32,312
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	-	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	-	30,000
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114, for private placement units on April 9, 2008	524,701	-	524,701
Discounts on notes payable for common stock to be issued December 31, 2007, January 7, February 11, February 24, February 28, March 17, 2008 (Note 12)	233,063	-	290,416
203,225 shares of common stock issued to non-employee and Advisory Board members for payment of fees due	$40,645	$-	$40,645

The accompanying notes are an integral part of the consolidated interim financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

Overview

Skins Inc. and subsidiary (“Company”), a Nevada corporation with its corporate office located in Hoboken, New Jersey, has designed and continues to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn.

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on September 30, 2008 will not agree with the total loss from May 18, 2004 (inception date) to September 30, 2008 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS (continued)

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2008, the Company had no established source of revenues and has accumulated losses of $14,734,249 since its inception. If the Company is unable to obtain additional financing or enter into a merger or acquisition, it may not have sufficient cash to continue operations beyond December 31, 2008. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding prior to December 31, 2008, and thereafter, will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that the Company relinquish valuable rights.

The Company has received gross proceeds of $245,000 in September 2008 and $220,000 in November 2008 pursuant to a private placement offering (see Note 15 Stockholders' Deficiency). In addition the Company closed on a Revolving Loan and Security Agreement (“agreement”) on November 11, 2008 , which included a September 12, 2008 Facility Letter with Ashford Finance, LLC. The agreement provides for a $3 million Letter of Credit and accounts receivable financing facility as more further described in Note 13 Commitments and Contingencies. To date the Company has not made any borrowings under this agreement.

The Company has accepted subscription agreements for private placement units totaling $773,218 of which $465,000 cash proceeds have been received, $83,218 is derived from offsets against Board fees and consulting fees payable to members of the Board of Directors and Board of Advisors, and anticipated, but not received, cash proceeds of $225,000. Each private placement unit has a subscription price of $0.05 per unit and consists of one share of Company Common Stock and a one and one-half share purchase Warrant at an exercise price of $0.05.  The Warrants would expire 30 months from the date of issuance. There cannot be any assurances that the anticipated cash proceeds not yet received from the accepted subscription agreements will ultimately be received and the underlying securities issued.

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

The results for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to condensed consolidated interim financial statements for the year ended December 31, 2007 included in our annual report on Form 10-KSB.

NOTE 3: NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For each the three-and nine -months ended September 30, 2008 and 2007, the Company had 1,404,000 common shares held in escrow, respectively. The escrow amounts for all periods prior to the March 20, 2006 transaction are shown retroactively based on the recapitalization of the Company (Note 1). The shares held in escrow are excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares have not been satisfied.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 3: NET LOSS PER COMMON SHARE (continued)

Net Loss per Common Share
	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - basic and diluted	$(843,061)	$(2,235,664)	$(3,336,758)	$(5,227,179)

Denominator:
Weighted average shares - basic	55,911,707	39,500,824	45,276,455	37,324,237

Effect of dilutive stock options and warrants	-	-	-	-

Denominator for diluted earnings per share	55,911,707	39,500,824	45,276,455	37,324,237

Loss per share:
Basic	$(0.02)	$(0.06)	$(0.07)	$(0.14)

Diluted	$(0.02)	$(0.06)	$(0.07)	$(0.14)

At September 30, 2008 and 2007 the Company’s stock options outstanding totaled 3,509,092 and 3,904,375, respectively. In addition, at September 30, 2008 and 2007, the Company’s warrants outstanding were 23,117,939 and 4,561,714, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three and nine months ended September 30, 2008 and 2007 have an anti-dilutive effect because the Company incurred a loss from operations.

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
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted and Issued Accounting Pronouncements (continued)

In October 2008 the FASB issued FSP FAS No. 157-3 (“FSP FAS 157-3”), “Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008 and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

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

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.. Early application is encouraged. The Company is currently evaluating the impact adoption of SFAS 161 may have on the financial statements.

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

In June 2008 the FAB issued FSP Emerging Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF-03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Management is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 5: INVENTORY
Inventory at September 30, 2008 (unaudited) and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Raw Materials	$247,017	$-
Finished Goods	88,077	-
	$335,094	$-

Inventory was located at the Company’s independently contracted warehouse and production factories in the United States and China. Inventory is stated at the lower of cost (first-in, first-out) or market.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Sewing equipment	$1,882	$1,882
Computer equipment	18,624	19,652
Store displays	360,343	-
	380,849	21,534
Less accumulated depreciation	116,769	8,325
	$264,080	$13,209

Depreciation expense related to property and equipment was $83,901 and $4,015 for the three months ended September 30, 2008 and 2007 and $109,014 and $5,979 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 7: SOFTWARE COSTS

Software costs, net at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Website design costs	$31,551	$31,551
Less accumulated amortization	30,692	14,917
	$859	$16,634

Amortization expense related to software costs was $5,258 and $0 for the three months ended September 30, 2008 and 2007 and $15,775 and $9,767 for the nine months ended September 30, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 8: CAPITALIZED PRODUCTION MOLDS

During the nine months ended September 30, 2008, and the year ended December 31, 2007, respectively, the Company purchased $118,120 and $125,036, respectively of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the year ended December 31, 2007, the Company determined that capitalized molds of $114,376 to be obsolete. The Company’s capitalized production molds are $128,780 at September 30, 2008 and $10,660 at December 31, 2007, respectively.

No amortization of production molds is included in the September 30, 2008 and 2007 consolidated statement of operations as they were not placed in service.

NOTE 9: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs as of September 30, 2008 and December 31, 2007 consists of:

	September 30, 2008	December 31, 2007
Patent costs	$208,931	$173,804

Less accumulated amortization	21,500	14,404

	$187,431	$159,400

Amortization expense related to patents was $2,493 and $1,656 for the three months ended September 30, 2008 and 2007 and $7,096 and $4,774 for the nine months ended September 30, 2008 and 2007, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $10,000 for each year.

NOTE 10: OTHER INTANGIBLES

The Company’s capitalized internet brand name was $4,588 and $1,390 at September 30, 2008 and December 31, 2007, respectively, and is being amortized using the straight line method over an estimated useful life of 10 years. Accumulated amortization at September 30, 2008 and December 31, 2007 is $276 and $12, respectively. Amortization expense related to other intangibles was $115 and $0 for the three months ended September 30, 2008 and 2007 and $264 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 consist of the following:
	September 30, 2008	December 31, 2007

Trade payables	$832,831	$590,556
Professional fees	155,058	87,943
Commissions payable	33,796	28,000
Board Fees and Director Fees	81,250	18,750
Payroll and payroll taxes payable	76,292	-
Other accrued liabilities	73,770	25,176
	$1,252,997	$750,425

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

A total discount of $290,416 was taken on the Notes for the fair value of the shares of common stock issuable upon each note's issuance date. The unamortized discount at December 31, 2007 was $54,223. The Company amortized the discount using the effective interest rate method over the term of the Notes.

The Company issued 717,794 and 568,182 common shares on March 14 and April 18, 2008, respectively, related to the issuance of the notes.

Amortization of discounts was $0 for the three months ended September 30, 2008 and 2007 and $100,873 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 13: COMMITMENTS AND CONTINGENCIES

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (“First Capital”) through October 31, 2008. The agreement provides for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital will provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition the First Capital will make cash advances to the Company against the value of the Company’s future finished goods inventory, up to a maximum of $500,000. The unpaid advances will bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company’s obligation to First Capital will be secured by all of its tangible and intangible assets. The Company has the right to terminate the agreement prior to its expiration term, for a maximum fee payable of $24,000. This agreement expired on October 31, 2008.

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement (the “Loan Agreement) which included a September 12, 2008 Facility Letter signed with Ashford Finance, LLC (“Ashford”), the terms of which provide for a $3 million Letter of Credit and Accounts Receivable financing facility. The Loan Agreement terminates on November 30, 2009. All financings by Ashford are subject to Ashford’s sole discretion.. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. In addition Ashford will finance up to 75% of eligible accounts receivable, as defined. This agreement is collateralized by a first priority security interest in all Company assets, as defined. In addition all borrowings under the terms of the Facility are personally guaranteed by Mark Klein, the Company’s Chief Executive Officer. As of September 30, 2008 the Company has not made any borrowings under the Loan Agreement.

Further, Ashford will only finance Letters of Credit or accounts receivable for transactions involving customers for whom the Company has obtained credit insurance. Accordingly, on September 15, 2008 the Company obtained a one-year $500,000 credit insurance policy on certain customers for a total cost of $13,080 which represents the annual insurance premium plus expenses which is being amortized on a straight-line basis over the policy term. For the three months and nine months ended September 30, 2008 the Company recorded insurance expense of $538 which is included in selling, general and administrative expenses.

All financings by Ashford will be charged interest at a rate of Prime plus 3%, as defined. Ashford will also charge an account management fee between 2.25% and 3% per month on the face value of each Letter of Credit issued, the fee depending upon total volume of Letters of Credit issued. Accounts receivable financing will be charged an account management fee ranging from 1.75%-2.5% per month depending on the total volume of accounts receivable financed. On any default, as defined, both the interest rate and the account management fees will be increased by an additional 4% per annum.

The Company entered into an agreement with SLAM (Sportie LA Media) in March 2007 to obtain SLAM’s advertising, marketing, promoting and consulting services. The agreement between the Company and SLAM has an effective date of March 1, 2007 and expired on February 29, 2008. The Company has continued the contract on a month to month basis at $500 per month.

On February 9, 2008, the Company and Dennis Walker executed an Employment Agreement (the “Agreement”) in connection with the employment of Mr. Walker as the Company’s Senior Vice President of Sales.. Pursuant to the terms of the Agreement, the Company will employ Mr. Walker for a period of three years with successive one-year automatic renewals unless either party provides 180-days’ advance notice of intent not to renew. The Company will pay Mr. Walker an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. Mr. Walker is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a monthly automobile allowance. The Company also agreed to grant Mr. Walker 50,000 options exercisable at fair market value on the date of grant under the Company’s Amended and Restated 2005 Incentive Plan. In the event Mr. Walker is terminated without cause or he resigns with good reason, as defined in the agreement, he will be entitled to severance pay from the Company. The amount of the severance pay will be an amount equal to (i) ten months of his base pay if the termination of his employment occurs during the first year of employment under the Agreement, (ii) eleven months of his base pay if termination of his employment occurs during the second year of employment under the Agreement, or (iii) months of his base pay if the termination occurs during the third year of employment under the Agreement. The severance pay would be paid in accordance with the Company’s usual paydays during the applicable severance period.

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

On May 27, 2008, the Company amended the agreement with TLD Asian Pacific Ltd (“TLD”) with an effective date of August 10, 2007 for a period of twelve months from the effective date.. According to the amended agreement the Company agreed to pay TLD $9,000 monthly totaling $108,000 over the twelve month period pursuant to which TLD will continue to be responsible for conceptualization, development, commercialization, product and consulting on the engineering and further development of Skins and Bones on a non-exclusive basis. Prior to the signing of the agreement the Company was paying TLD $9,600 monthly. TLD agreed to payback retroactively to August 10, 2007, $6,000 of previously paid fees.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 13: COMMITMENTS AND CONTINGENCIES (continued)

On July 31, 2008 the Company signed a one year agreement with a Consultant (the “Consultant”) for, among other things, introductions to institutional financing sources. For any non-equity financing received from funding sources introduced by the Consultant the Consultant shall be paid a cash fee of 2% of the gross proceeds of the funding and an equal amount in Warrants to purchase Company stock. For any equity financing received from sources introduced by the Consultant the Consultant shall be paid a finders fee of 2% in cash and 3% in Warrants to purchase Company stock. The Warrants will be issued at the closing bid price on the day the financing is procured, receive Piggy Back Registration Rights, and shall expire one year from the date of issuance.

On May 4, 2007, the Company entered into an agreement to lease new corporate office space effective June 1, 2007 (the “Lease”). The Lease required the Company to pay approximately $95,000 through May 31, 2008, but the Company would be allowed to terminate the Lease and vacate the premise upon 60 days written notification. On February 12, 2008 the Company entered into an agreement for additional office space in the same location (“Additional Office Lease”). The Additional Office Lease required a base monthly rent of $1,430 (including utilities, maintenance, and a rate abatement). Both the Lease and the Additional Office Lease expired on May 31, 2008. The Company and the lessor agreed to continue the Lease on a month to month basis. On September 30, 2008 the Company vacated the premises. In October 2008 the Company authorized the lessor to utilize the Company’s security deposits to pay for prior rent, utilities, and fees due. The remaining security deposit of $1,759 was expected to be refunded to the Company in November 2008.

On September 26, 2008 the Company entered into a one year lease, beginning October 1, 2008, for new office space in Hoboken, New Jersey. The minimum monthly rental under the lease is $2,200 per month.. The Company also paid a one-month security deposit. The lease is renewable for one year at a minimum rental rate of $2,300 per month.

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

As part of the Share Exchange Agreement dated November 2, 2005, the Company assumed Skins Footwear’s 2005 Incentive Plan.

The awards granted to the two board members were treated as liability awards upon the grant on October 24, 2005.. The treatment of the awards as liability was due to an insufficient number of authorized shares at the time of issuance. The Company used the intrinsic value method to determine compensation on these liability awards.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006.. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $9,732 and $18,447 and $21,977 and $55,341, respectively related to the replacement option grants to the board members.  On October 19, 2007, one of the board members that was granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have been forfeited.

On July 25, 2008 Steve Reimer, a member of the Company’s board of directors resigned his board seat, effective on July 31, 2008. As a result of his resignation, Mr. Reimer forfeited 39,551 options originally granted to him on March 16, 2006.. The Company recorded compensation expense of $9,732 in July 2008 based on Mr. Reimer's fully vested options on July 31, 2008.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $1,608 and $82,280 and $21,156 and $246,714, respectively.

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
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	September 30, 2008	September 30, 2007
Expected volatility	143.26%	101..98%
Expected dividends	None	None
Expected term (in years)	2.1	3.07
Risk-free interest rate	2.03%	4.14%

2006 Option Grants

On May 15, 2006 the Company granted 150,000 options to the Vice President of Sales.. The options vest quarterly beginning three months after the grant date at 12,500 per quarter and have an exercise price of $1.10. The options expire on May 15, 2011.

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

The total compensation expense related to the non-vested options on 2006 awards at September 30, 2008 is $19,035. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $7,614 and $7,614 and $22,842 and $31,820, respectively related to the two grants above.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 14: STOCK OPTIONS (continued)

On May 9, 2006 the Company granted 300,000 options to a consultant at a per share exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire 30 days after the related investor relations agreement is terminated. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measured the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculated the expense at each reporting period based on the fair value of the options that vested during the reporting period. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $0 and $48,940 and $35 and $146,356, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. At September 30, 2008 and 2007 no options under this grant had vested, therefore no expense had been incurred.

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

On July 3, 2007, the Company granted 200,000 options to its Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011.. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

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

On August 27, 2007, the Company granted 150,000 options to a Director of the Company’s Board of Directors (the “Appointment Date”). The options vest on an annual basis from January 9, 2007, the date the Director was appointed to the Company, and vest over three years, with the first one-third vesting to occur one year from the Appointment Date. The grant has a per share exercise price of $1.37. The options expire on August 27, 2012.. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At September 30, 2008 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. At September 30, 2008, no additional options vested; therefore no expense had been incurred.

The total compensation expense related to the non-vested options on 2007 awards to employees at September 30, 2008 is $106,560. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $14,723 and $56,172 and $111,502 and $84,741, respectively.

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

On June 10, 2008, in accordance with a May 27, 2008 revised agreement with TLD Asian Pacific Ltd (“TLD”), the Company granted a designee of TLD 257,143 options with an exercise price of $0.28 a share. The 257,143 options were calculated dividing $72,000 by the closing price of the Company’s common stock on the date of grant or $0.28 per share. The options have a term of five years from the date of grant and have the following vesting schedule: 214,290 options vested upon grant, 21,427 options vest on July 10, 2008, and 21,426 options vest on August 10, 2008. During the three and nine months ended September 30, 2008 the Company recognized $72,000 of expense relating to this grant.

The total compensation expense related to the non-vested options on 2008 awards to employees at September 30, 2008 is $67,405. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of $6,741 and $0 and $13,462 and $0, respectively.

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

On April 2, 2008, the Board of Directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service periods that remain. Additional compensation expense on vested and unvested options relating to the April 2, 2008 repricing is $73,422 and $4,916, respectively, is included in selling, general and administrative expenses for the nine months ended September 30, 2008. For the three months ended September 30, 2008 unvested options relating to the April 2, 2008 repricing is $2,000 which is included in selling, general and administrative expenses.

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

A summary of option activity under the 2005 Plan as of September 30, 2008 and changes during the nine months then ended is presented below:
	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding, January 1, 2008	3,486,500	$1.00
Granted	532,143	..35
Cancelled	(509,551)	.40
Outstanding, September 30, 2008	3,509,092	$.39	2.78	$-

Exercisable, September 30, 2008	2,814,237	$.39	2.61	$-

A summary of the status of the Company's non-vested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2008	1,461,225		$.72
Granted	532,143.31
Cancelled	(509,551)		1.03
Vested	(788,962)		.50
Non-vested, September 30, 2008	694,855	$	..56

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: STOCKHOLDERS’ DEFICIENCY

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

NOTE 15: STOCKHOLDERS’ DEFICIENCY (continued)

Upon execution of the secured notes (Note 12), the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. The Company booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations for the nine months ended September 30, 2008. Our former Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

 On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and will receive an additional 250,000 shares of common stock three months from the commencement of his employment. The common shares issued were originally subject to only certain legal restrictions. The total fair value of the common stock on the date of grant is $92,000 with $34,500 amortized on a straight-line basis over a six month period from the commencement date. The remaining $57,500 will be amortized on a straight line basis over a six month period beginning three months from the commencement date. For the three months and nine months ended September 30, 2008 the Company recognized $22,042 and 24,917, respectively, of compensation expense which is included in selling, general and administrative expenses.

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

On July 30, 2008 (“date of grant”), the Company entered into a finder’s agreement with Alicia Johnson pursuant to which the Company agreed to issue 200,000 shares of common stock to Ms. Johnson in exchange for locating and placing Michael Solomon with the Company as its new Chief Financial Officer. Pursuant to the agreement, if during a six month probation period, starting on June 16, 2008, the Company terminates the employment of Mr. Solomon for cause or Mr. Solomon voluntarily terminates employment for any reason, Ms. Johnson agreed to use best efforts to locate the Company a suitable replacement candidate during the remaining portion of the six month period. Ms. Johnson agreed that the 200,000 shares to be issued to her can only be transferred or sold after the expiration of the six-month probation. In addition, if Ms. Johnson fails to present a suitable replacement candidate for the Company, if such requirement should arise, the 200,000 shares issued to her would be returned to the Company and cancelled. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the finders fee expense associated with the common stock grant. The Company will measure the compensation associated with this grant based on the fair value of the common stock issued. There is no measurement date to calculate the fair value of the common stock at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the Ms. Johnson was not complete. Pursuant to FAS 5, Accounting for Contingencies, the Company concluded that it is probable that a loss contingency related to the agreement with Ms. Johnson had occurred. As such, the Company has accrued on the date of grant a finders fee expense of $44,000 which equal to the fair value of the 200,000 common shares granted. Since the quantity and terms of the common stock grant are known up front and the measurement date has not occurred the Company will record any change in fair value of the common shares during any interim periods within the Statement of Operations. At September 30, 2008 the fair value of the grant was determined to be $8,000. The Company recorded a reduction of fee expense of $36,000 for the three months then ended.

Pursuant to a private placement offering the Company sold 4,900,000 private placement units for $245,000 in September 2008. Each Unit was sold for $0.05 and consists of one share of the Company Common stock and one and one-half share purchase Warrants, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

On November 7, 2008 and November 19, 2008 the Company sold an additional 3,000,000 and 1,400,000 private placement units for $150,000 and $70,000, respectively, pursuant to a private placement offering. Each unit was sold for $0.05 and consists of one share of Company Common stock and one and one half share purchase Warrants exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

NOTE 16: SUBSEQUENT EVENTS

On October 29, 2008 the Company Board of Directors approved an increase in the number of shares authorized to be issued under the Company’s 2005 Incentive Plan (see Note 14) from 5,000,000 to 13,000,000. The Directors also approved the registering of the shares authorized under the plan on Form S-8 with the Securities and Exchange Commission, which the Company filed on November 12, 2008. In addition the Company registered on Form S-8 shares payable under two consulting agreements dated October 31, 2008 and November 5, 2008, respectively.

On October 31, 2008 the Company entered into a one year Consulting Agreement for, among other things, strategic planning and marketing services. For its services the Company shall pay to the consultant a total of 1,400,000 shares of unrestricted Company common stock as follows: 900,000 shares upon execution of the agreement, 250,000 shares 30 days after execution of the agreement, and 250,000 shares 60 days after the execution of the agreement. Pursuant to this agreement the Company issued 900,000 shares of its common stock on November 17, 2008.

On November 5, 2008 the Company entered into a three month Consulting Agreement for corporate planning services for a fee of 1,000,000 shares of Company common stock. Pursuant to this agreement the Company issued these shares on November 17, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management's Discussion and Analysis or Plan of Operation describes the matters we consider to be important to understanding our history, technology, current position, financial condition and future plans. .. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future. Our fiscal year begins on January 1 and ends on December 31.

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

 As of September, 2008, we had no established source of revenues and had accumulated losses of $14,734,249 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-Q do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

PLANNED OPERATIONS

Product Development

We have designed, outsourced manufactured and are marketing a patented quality men’s and women’s footwear with a limited distribution to select retailers that began in mid-April 2008. This marked our first mainstream limited consumer launch, after completing a test soft launch to a select 20 retailers during the third quarter of 2007. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested average retail price of $110 to $130 for women and $140 to $160 for men. The first test collection (Fall/Winter 2007) had approximately five to six styles per gender ranging three to five color ways per each style. The Spring/Summer 2008 Collection “(SS 08)” had approximately eight to nine styles per gender ranging three to five color ways per each style. Due to further updates to the Bone and a late delivery to retailers this past April we only shipped a portion of the SS 2008 styles produced. We are currently taking orders on Spring/Summer 2009 Collection (“SS 2009”). This collection feature an updated version of the new Bone. The updated Bone has no toe-box in an attempt to increase comfort and provide a better fit to a wider audience of consumers. The new version of the Bone interoperates with the existing SS 2008 Skins. The change to the new Bone came about through further market research conducted with our retail partners, design consultants, and the practical feedback that came about through the limited distribution this past SS 2008 season. The Bone and Skins technology, as it stands today, has now been field tested with different retailers, different consumers and is scalable and transferable. We continue to seek ways to lower costs, and explore other materials with various characteristic benefits and will always look to improve upon our product.

Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

During the third quarter 2007, we launched our product to a test market of approximately 20 select independent stores. In conjunction with the soft launch, we announced our Consumer Partnership Program, which is a program aimed to elicit feedback from consumers to aid us in product development and internal research. As part of the Program, we gave the Bone portion of the product to participating consumers without charge. As a result of input from our retail partners, continuous fit trials, and feedback from consumers through the Program, we were able to incorporate this information into a new Bone. On November 7, 2007, we announced an updated design of the Bone, an advanced product to be launched in first half 2008 for the SS 2008 season. This new Bone, as described above, has had one additional major update of not including a toe-box and was introduced to consumers in our limited Winter and Holiday 08 deliveries. All participants in our Program and all of the customers who have proof of purchase for either the 2007 test launch or the previous SS 08 deliveries, will receive, at no charge, the latest version of the Bone. Individuals who participated in the Program will receive an email coupon that can be redeemed at their local retailer or online.

As a result of the new Bone design, we informed our retail partners that we would not require payment for shipped product until the new Bones are supplied to them. Therefore, we will not recognize any revenue from our shipment of product in April 2008 until such time as the new Bones are delivered to our retail partners. In addition, in order to reduce any further inconvenience to our retail partners, and to save shipping and freight expenses, we requested that the retail partners store product at their locations until such time that the new Bones can be provided.

The engineering of the Bone and Skin allows for a pressure fit attachment. The Bone is an exact fit to all corresponding Skins in the same size. The Skin cannot be worn on its own. The Bone is designed such that it can only be worn with a Skin and not on its own. As a result of the product enhancements and advanced technologies, we agreed to replace the existing Bones at retail and will replace the Skins, as well to ensure an ideal fit and match for the Skins and Bone technology. The improvements to the product, rendered inventory to be obsolete, as defined in management’s discussion below, for the test launch we conducted in SS 2007. The Bones we shipped to limited retailers this SS 08 will be switched with the updated Bone in addition to the inventory we currently have in our warehouse. All new Winter-Holiday 2008 goods have been assembled with the newly updated Bone.

Sourcing

On November 28, 2007, we executed a Buying Agency and Sourcing Agreement with Atsco Footwear, LLC. Pursuant to the agreement, Atsco will serve as our non-exclusive buying and sourcing agent and will be responsible for sourcing, commercialization and product line review. We will pay Atsco a commission of 7% on the first $5 million produced and 5% for the amounts above the first $5 million at the FOB country of origin price for merchandise sourced by Atsco and shipped to the Company. The agreement has an initial term of one year, from November 15, 2007 through November 15, 2008, and each party has the option to extend the initial term of the agreement for an additional year upon providing written notice to the other party no less than thirty days prior to the expiration of the initial term. Either party may terminate the agreement at any time upon providing the other party with three months written notice. Mark Itzkowitz, the President of Atsco, is also an advisory member of the Board of Directors of the Company. The Company and Atsco have elected to not extended the agreement beyond the initial term.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department, and Internet retail locations via our marketing and branding efforts in addition to international distributors

Our management will consider the children's market and more mainstream middle-market retailers once our brand is more established. Our management is also considering licensing our technology in the future.

We have designed, outsourced manufactured, and are now marketing quality men’s and women’s footwear with distribution to select retailers that began in April 2008. This marked our first limited main stream consumer launch after completing a test soft launch to a select 20 retailers during the third quarter of 2007 this past fall season. Our management are currently writing orders for SS 2009. The planned distribution will encompass independent specialty retailers, national retailers and department stores, E-tailers, and some International distribution. Management believes that the initial purchase order amount we can expect per retailer will be a weighted average of 60 pairs per gender at an average wholesale price of $70 per combo package. Management further plan on selling fill-in orders two to three times as the season progresses.

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

The offering was made pursuant to a U.S. investor subscription agreement and an offshore subscription agreement, each dated April 9, 2008, respectively. Each unit was sold for $0.20 and consists of one share of common stock of the Company and one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Company agreed to register the shares of common stock and the shares of common stock underlying the warrants on a registration statement. The Company filed the registration statement on Form S-1 on April 24, 2008.. The registration statement was declared effective on August 7, 2008.

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

April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service period that remain. The Company recorded $2,000 and $4,916 compensation expense for the three and nine months ended September 30, 2008 related to the amortization of the unvested repriced options. Additional compensation expense on vested options relating to the April 2, 2008 repricing of $73,422 was fully expensed on April 2, 2008. The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

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

Private Placements September 2008 and November 2008

In September 2008 the Company received $245,000 of gross proceeds from the sale of 4,900,000 private placement units for $0.05 per unit. In November 2008 the Company received $220,000 of gross proceeds from the sale of 4,400,000 private placement units for $0.05 per unit. All of the proceeds from the sales were used for working capital purposes. Each unit consisted of one share of Common Stock and one Common Stock warrant which entitles the purchaser to buy one and one-half shares of Common Stock at $0.05 per share for a period of 30 months from the date the units were purchased.

Letter of Credit and Accounts Receivable Financing Agreement

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement (the “Loan Agreement) which included a September 12, 2008 Facility Letter signed with Ashford Finance, LLC (“Ashford”), their terms of which provide for a $3 million Letter of Credit and Accounts Receivable financing facility. The Loan Agreement, as more fully described in Note 13 Commitments and Contingencies, terminates on November 30, 2009. All financings by Ashford are subject to Ashford’s sole discretion. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. In addition Ashford will finance up to 75% of eligible accounts receivable, as defined. This agreement is collateralized by a first priority security interest in all Company assets, as defined. In addition all borrowings under the terms of the Facility are personally guaranteed by Mark Klein, the Company’s Chief Executive Officer. To date the Company has not made any borrowings under the Loan Agreement.

Results of Operations and Financial Condition

Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007

There were no earned revenues during the three and nine months ended September 30, 2008 and 2007.

Design and development expenses for the three and nine months ended September 30, 2008 and 2007 were $72,793 and $965,878 and $371,959 and $1,851,009, respectively. These changes of $893,085 and $1,479,050 were primarily attributable to a decrease in the amount of design and development costs from the prior year needed to bring the product to market in 2008.

Selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2008 and 2007 were $768,904 and $1,285,600 and $2,855,226 and $3,421,787 respectively.

For the three months ended September 30, 2008 the decrease in SG&A expenses are primarily attributable to an increases in depreciation expense of approximately $85,000, and an increase in insurance expense and other administration costs of approximately $17,000 which were offset by reductions in marketing and advertising of approximately $262,000, travel expenses of approximately $41,000, professional and recruiting fees of approximately $69,000, salaries of approximately $86,000, warehouse and shipping expenses of approximately $47,000 and share based compensation of approximately $113,000.

For the nine months ended September 30, 2008 the decrease in SG&A expenses are primarily attributable to increases in employee compensation and benefits of approximately $75,000 to staff the business in anticipation of bringing the product to market, increased warehouse and operating expenses of $15,000, increases in non-cash and other charges such as additional non cash fees paid to promissory note holders totaling approximately $187,000, and an increase in depreciation of approximately $109,000, which were offset by reductions in travel of approximately $106,000, marketing and advertising expenses of approximately $363,000, professional and other expenses of approximately $170,000, share-based compensation of approximately $190,000, termination expenses for a previous employee of $173,000, and non recurring income of $49,000.

Our net loss for the three and nine months ended September 30, 2008 was $843,061 or $0.02 per share and $3,336,758 or $0.07 per share, respectively as compared to a net loss of $2,235,664, or $.06 per share and $5,227,179 or $.14 per share, for the same respective periods in 2007.

Liquidity and Capital Resources

At September 30, 2008, we had $5,644 in cash and cash equivalents. We earned no revenues since our inception in May 2004.

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

Net cash used in operating activities for the nine months ended September 30, 2008 was $2,150,673 as compared to net cash used of $4,302,024 in the same period in 2007. The decrease in net cash used was primarily attributable to a decrease in net loss from operations during the nine months ended September 30, 2008 as compared to the same period in 2007, which was primarily attributable to a decrease in operating expenditures compared to the nine months ended September 30, 2007. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market.

Cash used in investing activities for the nine months ended September 30, 2008 was $518,322, as compared to $213,457 during the same period in 2007. The increase in net cash used was primarily attributable to an increase in our purchase of molds, store displays and property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $2,668,453, as compared to $3,686,005 for the same period in 2007. The decrease was primarily attributable to the Company receiving $555,000 from the issuance of secured promissory notes to various lenders, the raising of $1,868,453 (net of direct costs of $66,547) from the April 9, 2008 private placement, and raising $245,000 from the September 2008 private placement while the Company raised a net $3,571,445 in the May 21, 2007 financing transaction.

 At September 30, 2008, we had 3,509,092 stock options and 23,117,939 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.45 per share as adjusted for the April 2, 2008 option repricing. The outstanding warrants have a weighted average exercise price of $0.45 per share. Accordingly, at September 30, 2008, the outstanding options and warrants represented a total of 29,077,031 shares issuable for a maximum of $11,791,034 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008.. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and will receive an additional 250,000 shares of common stock three months from the commencement of his employment. On July 30, 2008, the Company and Mr. Solomon, entered into an amendment (the “Amendment”) to the employment letter agreement dated July 9, 2008. Pursuant to the terms of the Amendment, the 150,000 restricted shares of the Company’s Common Stock granted to Mr. Solomon and the 250,000 restricted shares to be to Mr. Solomon under his agreement will be subject to certain additional restrictions and subject to forfeiture, as set forth in the Amendment.

We had a factoring agreement in place which enabled us to borrow up to $500,000 related to purchasing finished goods inventory. Per the terms of the agreement, we were able to factor and receive advance proceeds of up to 85% of our future accounts receivable, if any, upon the date of shipment of product from our United States inventory warehouse to customers. This agreement expired in October 2008.

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement, which included a September 12, 2008 Facility Letter with Ashford Finance, LLC. The agreement provides for a $3 million Letter of Credit and accounts receivable financing facility as more further described in Note 13 Commitments and Contingencies. To date the Company has not made any borrowings under this agreement.

The Company has accepted subscription agreements for private placement units totaling $773,218 of which $465,000 cash proceeds have been received, $83,218 is derived from offsets against Board fees and consulting fees payable to members of the Board of Directors and Board of Advisors, and anticipated, but not received, cash proceeds of $225,000 . Each private placement unit has a subscription price of $0.05 per unit and consists of one share of Company Common Stock and a one and one-half share purchase Warrant at an exercise price of $0.05.  The Warrants would expire 30 months from the date of issuance. There cannot be any assurances that the anticipated cash proceeds not yet received from the accepted subscription agreements will ultimately be received and the underlying securities issued.

If we are unable to obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations for beyond December 31, 2008.. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently may not have commitments from third parties for sufficient additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to December 31, 2008, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-Q filing as of September 30, 2008.

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

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2008 we took remediation steps to remedy the material weaknesses identified in our Form 10-KSB for the year ended December 31, 2007 to enhance internal control over financial reporting. As noted in 4(a) above, we noted a material weakness in our financial disclosure controls at September 30, 2008. We are in the process of updating our remediation process as noted in Item 4(a). Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, except as stated above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2007 Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2008.

If we are unable to obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations beyond December 31, 2008.

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

The Company has accepted subscription agreements for private placement units totaling $773,218 of which $465,000 cash proceeds have been received, $83,218 is derived from offsets against Board fees and consulting fees payable to members of the Board of Directors and Board of Advisors, and anticipated, but not received, cash proceeds of $225,000 . Each private placement unit has a subscription price of $0.05 per unit and consists of one share of Company Common Stock and a one and one-half share purchase Warrant at an exercise price of $0.05.  The Warrants would expire 30 months from the date of issuance.  There cannot be any assurances that the anticipated cash proceeds not yet received from the accepted subscription agreements will ultimately be received and the underlying securities issued.

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement, which included a September 12, 2008 Facility Letter with Ashford Finance, LLC, which provides for a $3 million Letter of Credit and accounts receivable financing facility. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. Ashford will also finance up to 75% of accounts receivable from eligible customers. Ashford required, and the Company has obtained, credit insurance on such customers. All financings by Ashford are subject to Ashford’s sole discretion. Accordingly, there is no assurance that Ashford will make any financing available to the Company.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to December 31, 2008, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2008, the Company received $245,000 of gross proceeds from the sale of 4,900,000 private placement units for $0.05 per unit. Each unit consisted of one share of Common Stock and one Common Stock warrant which entitles the purchaser to buy one and one-half shares of Common Stock at $0.05 per share for a period of 30 months from the date the units were purchased. Such units were sold to U.S. citizens or entities and non-U.S. U.S. citizens or entities.

The offer and sale of such securities to U.S. citizens or entities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificated representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The offer and sale of such securities to non-U.S. citizens or entities were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i)
any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINS INC.
(Registrant)

November 19, 2008	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 19, 2008	By:	/s/ Michael Solomon
Michael Solomon
Chief Financial Officer
(Principal Financial and Accounting Officer)