Form 10-K
period 2008-12-31
SKINS INC.
filed 2009-04-10
CIK 1300744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  000-53302

SKINS, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383

State of Incorporation	IRS Employer Identification No.

1 Newark Street, Suite 25A  Hoboken, New Jersey       07030
 (Address of principal executive offices)

 (201) 377-5502
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $2,723,796. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

   State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 9 2009, there were 71,634,408 shares of Common Stock, $0.001 par value per share issued.

Documents Incorporated By Reference -None

SKINS INC.
FORM 10-K ANNUAL REPORT

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Skins”, or “our company” refers to Skins, Inc. and its wholly-owned subsidiary, Skins Footwear Inc,

Overview

We are a Nevada corporation with our corporate office located in New Jersey, have designed and continue to develop a patented two-part, footwear structure consisting of an outer collapsible “Skin” and an inner orthopedic support section called the “Bone.” The design is intended to allow consumers to purchase one inner section, the Bone, and numerous outer Skins, resulting in multiple style variations from the same pair of shoes, with the same feel and fit despite which Skin is being worn. We ha5 initially designed and manufactured men's and women's footwear and distributed to a test market through a soft commercial launches during   2007 and 2008.  We have made technological advances  to the product, and we have updated the design of the Bone.  The now updated design for the Spring/Summer 2009 season was launched in  March 2009.  The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. The improvements to the product, rendered inventory to be obsolete at December 31, 2008.

Our corporate offices are located at 1 Newark Street, Suite 25A, Hoboken, NJ  07030.

Development Stage and Going Concern

We are still in the development stage. Since its formation the Company has not realized any revenues from its planned operations. We intend to design, manufacture and market high quality men's and women's footwear. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital.

The financial statements contained in this annual report have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that we will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, we had no established  source of revenues and had accumulated losses of $16,019,163 since our inception. Our ability to continue as a going concern is dependent upon achieving production or sale of goods, our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

Beginning in March 2009 the Company has  begun shipping  its newly enhanced products embodied in the 2009 Spring/Summer Collection to selected retail stores and chains throughout the United States, and internet retailers with shipments beginning in March 2009.  We have a factoring and letter of credit financing facility in place, as well as various financing arrangements , however we will need to raise additional capital through private equity placements and, or other financing means.

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

After a design is complete, we will create prototype blueprints and specifications and forward them to our third-party manufacturers, which will then forward the design prototypes back to our design team. We plan to allow our major retail customers, if any, to review upcoming design concepts prior to release. We believe that input from these retailers could assist us in predicting consumer reaction to our latest designs and afford us an opportunity to foster collaborative relationships with our customers. Management believes that our design teams will be able to modify and refine a design based on customer input.

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

We intend to begin with both men and women's high-end footwear. We plan to introduce our product in the high-end market to mavens, trendsetters and early adopters, in an attempt to build brand equity and focus on exclusive specialty shops that sell high-fashion quality apparel and footwear. We plan on conducting promotional activities such as celebrity product placement and Skins sponsored events, in addition to fashion and business press editorial coverage to increase the brand visibility and credibility. We will be working with a fashion, footwear and accessory specific public relations firm to assist and produce these events and undertakings. After establishing our brand, we plan to broaden our distribution with more mainstream middle-market retailers, and then begin to enter the children's market and license our technology to other manufacturers.

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

Branding

We believe that a well-recognized brand is an important element for success in the footwear and apparel industry. We will attempt to position our footwear as a lifestyle brand that encompasses innovation and design while maintaining quality and a holistic fit. Our management will be directly involved in shaping our image and the conception, development and implementation of its advertising and marketing activities. We intend to aggressively promote our brand through a comprehensive marketing campaign. We hope that this campaign, which will be image-oriented and product specific, will eventually result in a high level of recognition of the Skins brand across a variety of footwear and apparel categories.

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

Sourcing and Production

Outsourcing

On November 24, 2008, we entered into a Buying Agency Agreement with LJP International, LLC (“LJP”).  Pursuant to the agreement, LJP will serve as our non-exclusive buying and sourcing agent and will be responsible for sourcing of raw materials, arranging manufacturing facilities, monitoring manufacturer quality, finished product inspection, and coordinating freight forwarders.  We will pay LJP an amount equal to 8% of the FOB country of origin price for product ordered, shipped, and accept by us.   Either party may terminate the agreement at any time upon providing the other party with 90 days written notice.

Production

In 2008, our company changed its production strategy, and with LJP’s assistance, identified a shoe manufacturing facility in Brazil.  Management believes that production in Brazil will enhance the quality of our product and reduce costs over the long-term.  We had previously utilized manufacturing facilities in China.

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

Growth and Expansion Strategy

We plan to expand our operations in three primary segments:

Region by Region

We will launch our operations in the United States  and attempt to maintain those operations throughout the planned growth period. We expect sell direct to the consumer in addition to expanding into developed countries in Western Europe and throughout the world. This expansion process may be expedited via licensing agreements with multinational apparel brands and distributors.

Demographics

We believe that the Skins core product concept is suitable for all ages. We believe that the key advantages of the product concept will initially attract the most fashion-savvy age group - the 18 to 35 year olds. When and if the product concept becomes more widely known, we plan to expand our demographic focus of the product concept to the 5 to 55 year old market segments.

Distribution

Initially, we will market our products to specialty high end retail stores and chains in the U.S., and internet retailers.  Our sales strategy includes setting sales meetings with the retail stores in which we hope to have our product carried. We will exhibit and participate in international industry tradeshows and events and establish close connections with the retailers we intend to do business with, including them at times in pre-selection and viewing of upcoming collections for the purpose of their review and comment. When and if our brand becomes more widely known and the product concept is more widely accepted, we will seek to establish licensing agreements with branded apparel companies. The third phase of distribution may include self-managed Skins concept stores in the heart of major metropolitan shopping areas acting primarily as a marketing tool and serving as examples for future licensed retail.

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

•
Indirect Competition: In addition, due to, in managements opinion,  the unique Skins product concept that involves interchangeability, we should be able to utilize the distribution patterns of the apparel market, including Internet and catalog sales, and via specialty retail distribution without the requirement of a footwear department. This opportunity widens our competition to include apparel companies that do or potentially will offer footwear products with their respective brand. These companies are defined as indirect competition, since we will target these companies as potential retail distribution points and for possible licensing agreements.

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

Employees

As a development stage company, and even as we begin selling our product, we plan to rely on outside consultants and resources in an attempt to control our costs and expenses. Accordingly, as of December 31, 2008, we employed five full-time employees. None of our employees are covered by a collective bargaining agreement.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Skins Inc. is the 100% parent of Skins Footwear Inc. and Skins Inc.'s sole business operation consists of the operations of Skins Footwear Inc. The discussion below refers to the registrant, Skins Inc., and its wholly-owned subsidiary, Skins Footwear Inc, which are referred to in the discussion below as “Skins,” the “Company,” “we,” “us,” and “our.” The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This  report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by our company described below and elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

If we are unable to obtain additional financing, enter into a merger or acquisition, or generate revenue we may not have sufficient cash to continue operations.

In May 2007 the Company sold a total of 4,000,000 units in a private offering for aggregate proceeds of $3,000,000, and in April 2008, the Company conducted another private placement that raised approximately $2,680,645 in gross proceeds. The Company has also raised approximately $705,000 by issuing secured promissory notes entered into from December 2007 through March 2008, all of which were invested in the April 2008 private placement in lieu of repayment.  In September 2008 and November 2008 the Company sold a total of 9,700,000 units in a private offering for aggregate proceeds of $485,000.  In January 2009 the Company sold 1,557,500 units in a private placement for aggregate proceeds of $77,875 of which 757,500 units were purchased by Michael Rosenthal, Company chairman, for $37,875.

In November 2008 the Company closed on a one-year Revolving Loan and Security Agreement which provides for a $3 million letter of credit and accounts receivable factoring facility.  Any financings under this facility are guaranteed by Mark Klein, the Company’s Chief Executive.

In March 2009 the Company entered into two separate transactions for additional funding.  In the first transaction, pursuant to a Securities Purchase Agreement, an investor will purchase up to $2 million of Common Stock from the Company over an 18 month period in addition to purchasing from the Company a one-year 7% convertible debenture for $85,000.  In the second transaction the Company sold two two-year 8% convertible debentures for $185,000 each.

On March 23, 2009 the Company entered into a certain Securities Purchase Agreement ("SPA") with Tangiers Investors, LP (“Tangiers”) where the  Company  may,  at  its discretion,  periodically  sell  to  Tangiers  shares  of  the Company's common stock for a total purchase price of up to Two Million Dollars ($2,000,000) in which Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg,  LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. The SPA has contains other rights and responsibilities, including the requirement to file a registration statement. In relation with the SPA, in the amount of Eighty-Five Thousand Dollars ($85,000).  This transaction closed on April 1, 2009.

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

MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.), our independent registered public accountants, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2008 indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants' comments when determining if an investment in us is suitable.

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

We have yet to initiate sales or demonstrate that we can generate sufficient sales to become profitable. We incurred significant net losses since our inception from May 2004 through December 31, 2008 of  $16,019,163 including losses of $4,621,672 and $6,612,193 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of  $15,643,305. We expect to continue to incur operating losses in the future. Further, we expect operating expenses to increase as we seek to finalize our designs, build relationships with manufacturers and a distribution channel for product introductions, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

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

We are a development stage company.  Our business and ability to generate revenue will depend on our ability to successfully develop and commercialize our only product type-the Skins and Bone shoe-which is currently in development and testing stages. We have conducted various wear, fit and abrasion testing on our product, but there is no guarantee that the product will ever be fully and successfully developed. We may experience unforeseen difficulties during our testing and development of our product, which may require us to expend a significant amount of resources in an attempt to address any faults that are discovered. Such faults may be related to comfort, durability, appearance and any other characteristics that would affect the commercial viability of the product.

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

We may have difficulty in determining and maintaining the proper inventory levels for our Skins shoe product and styles, and if our inventory levels are too high or low, our results of operations will suffer. We plan to market our Skins shoe product as a “high level” style and fashion product, and, as a result, we will be subject to a higher risk of having an overstocked inventory because such styles and fashions change quickly and past styles can be rapidly considered obsolete. We expect to place orders with manufacturers for most of our products prior to the time we receive customer orders. Our inventory levels that are in excess of any customer demand, if any, that may develop for our products, once available, may result in an inventory of unfashionable product styles, inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image as it is built and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate any consumer demand for our products that may develop or if our manufacturers, which are located in Brazil, fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish any brand loyalty that we may be able to foster.

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

Our customers are not likely to have a contractual obligation to purchase our products once they are available and we cannot be certain that we will be able to retain major customers. We are likely to rely at all stages of our business on certain significant customers, as they may develop. Furthermore, the retail industry regularly experiences consolidation, contractions and closings. If there are further consolidations, contractions or closings in the future, we may lose future customers or be unable to collect accounts receivable of major customers in excess of amounts that we may insure. If we lose a major customer in the future, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer in excess of amounts insured, our business could be harmed.

Any international sales and manufacturing operations we are able to develop will be subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

Substantially all of any net sales we may be able to develop are likely to be derived from sales of footwear manufactured in foreign countries, which is currently Brazil. We also expect to sell our footwear products in foreign countries and plan to establish international sales efforts over time as part of our growth strategy. Foreign manufacturing and sales will be subject to a number of risks, including:

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

As of December 31, 2008, our management, including our Chief Executive Officer, or “CEO,” who is the Principal Executive Officer, and our Chief Financial Officer, or “CFO,” who is our Principal Financial and Accounting Officer, performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures and internal controls over financial reporting as defined in Rules 13a-15(e) or 15d-15(e) and Rules 13(a) -15(f) and 15d- 15(f), respectively under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.

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
Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

•
Due to the limited number of Company personnel, a lack of segregation of duties exists.   An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed.  This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.   We intend to initiate measures to remediate and refine our internal controls to address this identified material weakness as the Company grows and when we obtain a stronger cash position that would justify additional expenditures.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to small business filers.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property.

On September 26, 2008 the Company entered into a one year lease, beginning October 1, 2008, for new office space in Hoboken, New Jersey. The minimum monthly rental under the lease is $2,200 per month. The Company also paid a one-month security deposit. The lease is renewable for one year at a minimum rental rate of $2,200 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

PART II

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

	2008
	High	Low
Fourth Quarter	$0.10	$0.04
Third Quarter	$0.22	$0.04
Second Quarter	$0.69	$0.17
First Quarter	$0.38	$0.16

	2007
	High	Low
Fourth Quarter	$1.40	$0.23
Third Quarter	$2.29	$1.20
Second Quarter	$1.84	$0.75
First Quarter	$2.79	$1.53

As of December 31, 2008, we had approximately 38 registered shareholders. The closing sales price of our common stock on December 31, 2008 was $0.05, as reported on the Over-the-Counter Bulletin Board.

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our limited operating history;

•	Our lack of profits from operations;

•	Our restatement of our financial statements;

•	Our ability to raise additional funds on acceptable terms or at all;

•	Our ability to successfully design, manufacture and commercialize our proposed product;

•	Our reliance on one unproven and undeveloped product type;

•	Rapidly changing consumer demands for footwear products;

•	Our unestablished brand;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees;

•	The limited trading market for our common stock; and

•	Current market conditions

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information regarding our securities that have been authorized for issuance under equity compensation plans as of December 31, 2008:

	# of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	# of Common Shares		# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,549,092	(1)	$$0.39			1,450,908	(2)
Equity compensation plans not approved by securities holders	150,000	(3)	1.38	1,900,000	(3)	5,950,000,	(2)
Total	3,699,092	1	$1.02	1,900,000		7,400,908

(1)
Represents stock options outstanding under our Amended and Restated 2005 Incentive Plan (the “2005 Incentive Plan”), under which a total of 5,000,000 shares are authorized to be issued.  On October 29, 2008 and February 5, 2009 the Company Board of Directors approved an increase to 13,000,000 and 30,000,000 shares, respectively, authorized under the 2005 Incentive Plan

(2)	Represents shares available for future issuance under our 2005 Incentive Plan.
(3)	Represents warrants that were issued to third parties for services.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880, Reno, NV 89501

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                 RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

We have initially designed and manufactured men's and women's footwear and distributed to a test market through  soft commercial launches in  2007 and 2008. Due to technological advances in the product, we updated the design of the Bone to be launched for the Spring/Summer 2009 season. The Bone is designed such that it can only be worn once it is inside the Skin and not on its own. As a result of the product enhancements and advanced technologies all inventory was rendered obsolete at December 31, 2008.

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

PLANNED OPERATIONS

Product Development

We have designed, outsourced manufactured and are marketing a patented quality men’s and women’s footwear.  We completed a test and soft launch to limited number of select retailers during the third quarter of 2007 and the second quarter of 2008. The focus is on creating a high-end line of Skins priced at a manufacturer's suggested average retail price of $110 to $130 for women and $140 to $160 for men. Based upon  test launches in 2007 and 2008, further market research conducted with our retail partners, design consultants, and practical feedback, the Bone now has no toe-box in an attempt to increase comfort and provide a better fit to a wider audience of consumers. The Bone and Skins technology, as it stands today, has now been field tested with different retailers, different consumers and is scalable and transferable. Our Skins are being designed by our in-house designer and other outsourced design firms. They collaboratively put together the collection for men's and women's Skins, the packaging and retail displays, and help in refining the creative identity of the brand.

We continue to seek ways to lower costs, and explore other materials with various characteristic benefits and will always look to improve upon our product.  As a result we made the decision to use a manufacturer located in Brazil and use a sourcing agent with local Brazilian shoe manufacturing expertise.  We believe that the change in manufacturer will both reduce our production costs while raising the quality of our product.   The Brazilian made  Spring/Summer 2009 Collection (“SS 2009”) was delivered in March 2009 and shipped to retailers through April 2009.   We are currently taking orders on the Brazilian made Fall/Winter 2009 Collection (“F/W 2009”).

Sourcing

On November 24, 2008 the Company entered into a Buying Agency Agreement with LJP International, LLC.  Pursuant to the agreement, LJP will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing of raw materials, arranging manufacturing facilities, monitoring manufacturer quality, finished product inspection, and coordinating freight forwarders.  The Company will pay LJP an amount equal to 8% of the FOB country of origin price for product ordered, shipped, and accept by the Company.   Either party may terminate the agreement at any time upon providing the other party with 90 days written notice.

Planned Distribution

We plan to act as a wholesaler and market our products to specialty, department, and Internet retail locations via our marketing and branding efforts in addition to international distributors.

Our management will consider the children's market and more mainstream middle-market retailers once our brand is more established. Our management is also considering licensing our technology in the future.

We have designed, outsourced manufactured, and are now marketing quality men’s and women’s footwear with distribution to select retailers that began in March 2009. Our management is currently writing orders for the Fall/Winter 2009 retail season. The planned distribution will encompass independent specialty retailers, national retailers and department stores, E-tailers, and some International distribution.

Results of Operations and Financial Condition

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

There were no earned revenues during the years ended December 31, 2008 and 2007.

Design and development expenses were $858,261 and $1,859,238 for the years ended December 31, 2008 and 2007, respectively.  The decrease of $1,000,977 was primarily attributable to a decrease in the amount of design and development costs from the prior year needed to further develop the product and bring it to market due to the lack of resources.

Selling, general and administrative expenses (SG&A) for the years ended December 31, 2008 and 2007 were $3,651,975 and $4,780,436, respectively.

The decrease in SG&A expenses of $1,128,461 are primarily attributable to increases in employee compensation and benefits of approximately $80,000 to staff the business in anticipation of bringing the product to market, increased warehouse and operating expenses of $5,000, increases in non-cash and other charges such as additional non cash fees paid to promissory note holders totaling approximately $187,000, and an increase in depreciation of approximately $190,000, which were offset by reductions in travel of approximately $274,000, marketing and advertising expenses of approximately $459,000, professional and other expenses of approximately $326,000, share-based compensation of approximately $333,000, termination expenses for a previous employee of $170,000, and non recurring income of $28,000.

Our net loss for the year ended December 31, 2008 was $4,621,672 or $0.09 per share as compared to a net loss of  $6,612,193 or $0.18 per share for the year ended December 31, 2007.

Liquidity and Capital Resources

As of  December 31, 2008, we had no established source of revenues and had accumulated losses of $16,019,163 since inception. Our ability to continue as a going concern is dependent upon achieving production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-K do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

At December 31, 2008, we had $88 in cash . We earned no revenues since our inception in May 2004.

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

Pursuant to a private placement offering the Company sold 4,900,000 private placement units for $245,000 in September 2008. Each Unit was sold for $0.05 and consists of one share of the Company Common stock and one purchase Warrant representing one and one-half shares of Company Common Stock, exercisable at an exercise price of $0.05 per Warrant. The Warrants expire 30 months from the date of issuance.

On November 7, 2008 and November 19, 2008 the Company sold 3,000,000 and 1,800,000 private placement units for $150,000 and $90,000, respectively, pursuant to a private placement offering. Each unit was sold for $0.05 and consisted of one share of Company Common stock and one purchase Warrant representing one and one-half shares of Company Common Stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

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

Net cash used in operating activities for the year ended December 31, 2008 was $2,385,647 as compared to net cash used of $5,324,722 in the same period in 2007. The decrease in net cash used was primarily attributable to a decrease in net loss from operations during the year ended December 30, 2008 as compared to the same period in 2007, which was primarily attributable to a decrease in operating expenditures compared to the year ended December 31, 2007. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market.

Cash used in investing activities for the year ended December 31, 2008 was $528,904, as compared to $260,023 during the same period in 2007. The increase in net cash used was primarily attributable to an increase in our purchase of molds, store displays and property and equipment.

Net cash provided by financing activities for the year ended December 31, 2008 was $2,908,453, as compared to $3,836,005 for the same period in 2007. The decrease was primarily attributable to the Company receiving $555,000 from the issuance of secured promissory notes to various lenders, the raising of $1,868,453 (net of direct costs of $66,547) from the April 9, 2008 private placement, and raising $485,000 from the September 2008 and November 2008 private placement offerings while the Company raised a net $2,962,013 in the May 21, 2007 financing transaction.

 At December 31, 2008, we had 3,459,092 stock options and 27,767,592 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.39 per share as adjusted for the April 2, 2008 option repricing. The outstanding warrants have a weighted average exercise price of $0.36 per share. Accordingly, at December 31, 2008, the outstanding options and warrants represented a total of 36,283,867 shares issuable for a maximum of $11,478,038 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and  received an additional 250,000 shares of common stock three months from the commencement of his employment. On July 30, 2008, the Company and Mr. Solomon, entered into an amendment (the “Amendment”) to the employment letter agreement dated July 9, 2008. Pursuant to the terms of the Amendment, the 150,000 restricted shares of the Company’s Common Stock granted to Mr. Solomon and the 250,000 restricted shares to be to Mr. Solomon under his agreement are subject to certain additional restrictions and subject to forfeiture, as set forth in the Amendment.  On October 30, 2008 the Company issued 400,000 shares of common stock to Mr. Solomon.  As a result the Company recorded $92,000 of share-based compensation from this issuance.

If we are unable to obtain additional financing, enter into a merger or acquisition, or generate revenue we may not have sufficient cash to continue operations for beyond December 31, 2009. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently may not have commitments from third parties for sufficient additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to December 31, 2009, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

RECENT EVENTS

Stock Option Issuances

On February 5, 2009 the Company Board of Directors approved the issuance of 13,418,182 stock options to Board members, Company officers, employees, and consultants.    All stock options were issued at an exercise price of $0.055, fair market value on the date of grant, expire 24 months from that date, and were fully vested upon grant except for 1 million of the options which were issued to certain consultants.   Of the total granted 7,168,182 stock options represented payment in lieu of $197,125 of accrued salary, board member fees, and certain consulting fees.

January 2009 Private Placement

On January 16, 2009 and January 20, 2009 the Company sold 600,000 and 200,000 private placement units, respectively, for $40,000.   During January 2009 the Company sold 757,500 private placement units to Michael J. Rosenthal, the Company Chairman, for $37,875. Each unit was sold for $0.05 and consisted of one share of Company Common stock and one purchase Warrant representing one and one-half shares of Company Common Stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

March 2009 Financing Agreements

a. Tangiers Investors, LP Securities Purchase Agreement and Convertible Debenture

On March 23, 2009 the Company signed with Tangiers Investors, LP, a limited partnership (“Tangiers”) a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement. (“Registration Rights Agreement”).   In addition, the Company sold a one-year 7% Convertible Debenture to Tangiers for $85,000.

Under terms of the SPA Tangiers will purchase from the Company up to $2 million  of Common Stock during an 18 month commitment period (“Commitment Period”) commencing with a registration statement, filed by the Company being declared effective by the Securities and Exchange Commission. Under the Registration Rights Agreement the registration statement must remain effective during the Commitment Period, and must include all shares anticipated being sold to Tangiers.  Any sales of Common Stock to Tangiers will be made at the Company’s sole discretion. Any funding under the SPA will be used for general corporate purposes.

The Company may sell to Tangiers shares of Common Stock every 10 Trading Days (“Trading Days”),as defined. The purchase price of the Common Stock shall be 90% of the Market Price which is defined as the lowest daily volume weighted average price of the Common Stock during the five consecutive Trading Days after the Company gives Notice (“Notice”) to Tangiers of its intent to sell Common Shares under the SPA.  The maximum total dollar amount sold to Tangiers will  be equal to the average daily trading volume in dollar amount during the ten Trading Days preceding the notice of sale by the Company to Tangiers but in no case shall be more than $250,000.  In addition the total number of shares of Common Stock purchased by Tangiers during the Commitment Period shall not exceed 9.9% of the then outstanding Common Stock of the Company.  For at least ten days after any Notice is given to Tangiers the Company may not sell or issue Common Stock, Preferred Stock, purchase warrants, or stock options except on terms or exceptions  described in the SPA.  Further, the Company will not, without prior written consent of Tangiers and which shall not be unreasonably withheld, enter into any other equity line of credit financing agreement.

Upon execution of the SPA the Company will pay a $100,000 Commitment Fee (“Commitment Fee”) to Tangiers payable in shares of Common Stock which shall be determined by dividing the Commitment Fee by the lowest volume weighted average price of the Company’s Common Stock during the ten business days immediately following the execution of the SPA (March 23, 2009).  The shares to be issued as payment of the Commitment Fee have no registration rights.

In addition, Tangiers purchased from the Company a 7% Convertible Debenture (“Tangiers Debenture”) for $85,000 cash.  The Tangiers Debenture matures on March 23, 2010 (“Maturity Date”) and accrues interest, which is payable on the Maturity date in cash or with shares of Common Stock, at the Company’s sole discretion.  The Tangiers Debenture may not be prepaid without the written consent of Tangiers.   The Tangiers Debenture may be converted, in whole or in part, at any time at the sole discretion of Tangiers, at the Conversion Price (“Conversion Price”), which shall be equal to 75% of the average of the three lowest volume weighted average trading prices of the Company’s Common Stock during the five Trading Days prior to conversion.  However, if the average of the three lowest volume weighted average trading prices is below $0.01 the Company can elect to prepay at a premium of 125% the portion of the Tangier Debenture which was subject to the conversion election.  The Conversion Price shall be subject to adjustment as defined in the SPA and the conversion privileges shall not be effective if a conversion shall cause Tangiers to own more than 9.9% of the then outstanding Common Stock of the Company.

In the case of an Event of Default, as defined, or a Fundamental Corporate Change, as defined, the Maturity Date shall be accelerated and the principal amount due shall be increased by 150%.  In the event of late payment of principal or interest the Conversion Price shall be subject to adjustment, as defined.

The Tangiers transactions closed on April 1, 2009.

b.  JED Management Corp. Convertible Debentures

On March 19, 2009 and March 25, 2009 the Company sold two 8% Convertible Debentures (“the Debentures”) to JED Management Corp. (“JED”) for $185,000 each.

Principal and accrued interest on the Debentures matures on as follows: $76,000 on March 19, 2011, $109,000 on March 25, 2011 for the first of the Debentures, and $185,000 on March 25, 2011on the second of the Debentures.  The Company may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (60%) of the lowest closing bid price, determined on the then current trading market for the Company’s Common Stock, for 10 trading days prior to conversion.  In addition, one of the Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for non-trade debt of $275,000.

 For a period of six months from March 19, 2009 and March 25, 2009, respectively, JED shall be entitled to “piggyback” registration rights on registration statements being filed by the Company except if the registration statements are being filed for the purposes of Private Investment in Public Equity (“Pipe”)transactions.

In the case of an Event of Default, as defined, the payment of principal and accrued interest shall be immediately due and payable if JED so elects.

On March 27, 2009 JED exchanged the second of the debentures for $275,000 of payables of the Company pursuant to Assignment and Assumption Agreements (“A-A Agreements”) between JED and two of the Company’s vendors.  Pursuant to the A-A Agreements JED purchased from the vendors, at a discount, payables owed to the vendors provided that the Company agrees to convert to common stock the payables, now owned by JED, at 60% of the lowest closing bid price for 10 days prior to the conversion date.  All conversions of the payables into common stock are made at the sole discretion of JED.  From March 27, 2009-April 9, 2009 JED converted $30,000 of payables into 559,211 shares of common stock.

 April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service period that remain. Additional compensation expense on vested and unvested options relating to the April 2, 2008 repricing is $73,422 and $6,458, respectively, is included in selling, general and administrative expenses for the year ended December 31, 2008. The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the sharp reduction in the Company’s stock price, the Board of Directors believed that such options no longer would properly incentivize the Company’s employees, officers and consultants who held such options to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, that such options would provide better incentives to such employees, officers and directors.

Critical Accounting Policies

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventory and Inventory Reserves

Inventory is stated at the lower of cost or market, under the first-in, first-out method of inventory valuation. The Company will evaluate its inventory on a quarterly basis to identify excess, slow-moving and obsolete inventory and assesses reserve adequacy. When this evaluation indicates such inventory exists, the reserve is increased by a charge to operations or such inventories are written off.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of at the end of this Form 10-K.

SKINS INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skins Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Skins Inc. and Subsidiary (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from May 18, 2004, date of inception, to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skins Inc. and Subsidiary at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, and for the period from May 18, 2004, date of inception, to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Skins, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 1, at December 31, 2008, the Company has no established source of revenues, a working capital deficit of $1,462,979, and has accumulated losses of $16,019,163 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MHM Mahoney Cohen  CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
April 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skins Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Skins Inc. and Subsidiary (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from May 18, 2004, date of inception, to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skins Inc. and Subsidiary at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, and for the period from May 18, 2004, date of inception, to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
April 12, 2008

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$88	$6,186
Prepaid expenses	56,355	251,034
Total current assets	56,443	257,220

Property and equipment, net (Note 3)	173,071	13,209
Software costs, net (Note 4)	434	16,634
Capitalized production molds (Note 5)	-	10,660
Patent costs, net (Note 6)	195,357	159,400
Other intangibles, net (Note 7)	4,198	1,378
Total Assets	$429,503	$458,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,497,434	$750,425
Liquidated damages	21,988	21,988
Notes Payable, net of discounts (Note 9)	-	95,777
Total current liabilities	1,519,422	868,190

Commitments and contingencies (Note 10)

Stockholders' Deficiency (Notes 1 and 12)
Common Stock, $.001 par value; 436,363,650 shares authorized; 68,608,471 and 40,961,294 shares issued and outstanding at December 31, 2008 and 2007, respectively	68,608	40,961
Additional paid in capital	14,484,778	10,570,983
Deficit accumulated in the development stage	(15,643,305)	(11,021,633)
Total stockholders' deficiency	(1,089,919)	(409,689)

Total Liabilities and Stockholders' Deficiency	$429,503	$458,501

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from Inception (May 18, 2004) to December 31,
	2008	2007		2008
Operating expenses:

Design and development	$858,261	$1,859,238		$3,193,105

Selling, general and administrative	3,651,975	4,780,436		11,430,675

Total operating expenses	4,510,236	6,639,674		14,623,780

Operating loss	(4,510,236)	(6,639.674	) )	(14,616,114)

Unrealized (loss) on derivative instruments	-	-		(1,306,754)
Liquidated damages	-	5,290		(21,988)
Interest income	2,235	47,705		77,810
Loss on disposal of property and equipment	(1,993)	(22,179)		(24,172)
Amortization of discount on notes payable	(100,873)	(3,130)		(104,003)
Interest expense	(10,805)	(205)		(16,276)

Net loss	$(4,621,672)	$(6,612,193)		$(16,019, 163)

Basic and diluted loss per share	$(0.09)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	53,694,274	37,888,638

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
			Additional	Accumulated	Total
			Paid-in	In The	Stockholders'
	Common Stock		(deficit in)	Development	Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006	122,000	122	145,058		145,180
Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options	-	-	(30,445)	-	(30,445)
Share based Compensation, March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation, June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925
Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation, September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 9)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net Loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	40,961	10,570,983	(11,021,633)	(409,689)

Discount on notes payable for common stock to be issued - January 7, 2008 (Note 9)			68,382		68,382
Discount on note payable for common stock to be issued- February 11, 2008 (Note 9)			15,294		15,294
Discount on note payable for common stock to be issued- February 14, 2008 (Note 9)			50,000		50,000
Discount on note payable for common stock to be issued- February 28, 2008 (Note 9)			8,478		8,478
Shares issued on March 14, 2008 for the common stock to be issued on the December 21, 2007 note discount (Note 9)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the January 7, 2008 note (Note 9)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 11, 2008 note (Note 9)	58,824	59	(59)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 14, 2008 note (Note 9)	185,185	185	(185)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 28, 2008 note (Note 9)	32,609	32	(32)		-
Discount on note payable for common stock to be issued- March 17, 2008 (Note 9)			90,909		90,909
Share based compensation for the three months ended March 31, 2008			74,454		74,454
Proceeds received on March 27, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			150,000		150,000
Proceeds received on March 28, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			160,000		160,000
Proceeds received on April 1, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			100,000		100,000
Compensation expense on repriced stock options April 2, 2008 (Note 12)			76,338		76,338
Proceeds received on April 2, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			150,000		150,000
Proceeds received on April 3, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			45,000		45,000
Proceeds received on April 4, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			215,000		215,000
Proceeds received on April 7, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			65,000		65,000
Proceeds received on April 9, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			200,000		200,000
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114 for private placement units on April 9, 2008 (Note 12)			524,701		524,701
Fee expense on additional shares to be issued to secured promissory note holders in lieu of principal and interest payment as of April 9, 2008 (Note 12)			186,413		186,413
Private placement units from April 9, 2008 offering to be issued to non-employee and advisory board members in lieu of payment of fees owed (Note 12)			40,645		40,645
Proceeds received on April 11, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			600,000		600,000
Proceeds received on April 12, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			220,000		220,000
Proceeds received on April 15, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			20,000		20,000
Proceeds received on April 16, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 12)			10,000		10,000
Issuance of shares on April 18, 2008 in relation to March 17, 2008 promissory note (Note 12)	568,182	569	(569)		-
Shares issued on May 28, 2008 related to private placement cash proceeds received in March and April 2008, less direct costs of $66,547 (Note 12)	9,675,000	9,675	(76,222)		(66,547)
Shares issued on May 28, 2008 related to exchange of promissory notes in April 9, 2008 private placement (Note 12)	3,525,000	3,525	(3,525)		-
Shares issued on May 28, 2008 for Fee Expense in relation to additional shares on exchange of promissory notes (Note 12)	316,298	316	(316)		-
Shares issued on May 28, 2008 in relation to April 9, 2008 private placement for payment of fees due to non-employee board and advisory board members (Note 12)	203,225	203	(203)		-
Shares issued on May 28, 2008 to consultant in relation to the April 9, 2008 private placement (Note 12)	100,000	100	(100)		-
Share-based compensation for the three months ended June 30, 2008			76,102		76,102
Proceeds received on September 4, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			125,000		125,000
Proceeds received on September 5, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			50,000		50,000
Proceeds received on September 10, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			20,000		20,000
Proceeds received on September 18, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			50,000		50,000
Share-based compensation for the three months ended September 30, 2008			114,418		114,418
Escrow Shares returned and canceled on September 20, 2008 pursuant to terms of March 20, 2006 Exchange Transaction (Note 2)	(72,689)	(73)	73		-
Shares issued on October 30, 2008 to the Company’s Chief Financial Officer pursuant to employment letter (Note 12)	400,000	400	91,600		92,000
Shares issued on October 30, 2008 to the Consultant pursuant to July 30, 2008 letter agreement (Note 12	200,000	200	9,800		10,000
Proceeds received on November 7, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			150,000		150,000
Shares issued on November 18, 2008 to consultants in lieu of payment for services (Note 12)	1,900,000	1,900	121,100		123,000
Proceeds received on November 19, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			80,000		80,000
Proceeds received on November 26, 2008 for the issuance of common stock in relation to the September 2008 private placement (Note 12)			10,000		10,000
Shares issued on December 19, 2008 related to private placement cash proceeds received in September and November 2008 (Note 12)	9,700,000	9,700	(9,700)		-
Shares issued on December 19, 2008 related to units from September 2008 offering issued to a former non-employee Board member and two former Advisory board members in lieu of payment of fees owed (Note 12)	414,367	414	20,304		20,718
Share-based compensation for the three months ended December 31, 2008			16,137		16,137

Net loss				(4,621,672)	(4,621,672)
Balances at December 31, 2008	68,608,471	$68,608	$14,484,778	$(15,643,305)	$(1,089,919)

The accompanying notes are an integral part of the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (May 18, 2004) to December 31,
	2008	2007	2008
Cash flows used in operating activities:
Net loss	$(4,621,672)	$(6,612,193)	$(16,019,163)

A Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	200,022	15,623	219,991
Amortization	26,330	21,670	55,663
Issuance of common stock for services	397,273	72,590	499,402
Share based compensation expense	357,449	728,729	1,924,866
Loss on write down of molds	128,780	114,376	243,156
Loss on disposal of property and equipment	1,993	22,179	24,172
Amortization on discount of note payable	100,873	3,130	104,003
Unrealized loss on derivative instruments	-	-	1,306,754
Changes in operating assets and liabilities:
Prepaid expenses	198,819	(158,366)	(32,984)
Accounts payable and accrued liabilities	824,486	472,830	1,559,094
Liquidated Damages	-	5,290	21,988
Net cash used in operating activities	(2,385,647)	(5,324,722)	(10,093,058)

Cash flows used in investing activities:
Purchases of molds	(118,120)	(125,036)	(243,156)
Software costs	-	(31,551)	(31,551)
Purchase of property and equipment	(361,877)	(44,756)	(415,256)
Patent Costs	(45,708)	(57,290)	(211,061)
Other intangibles	(3,199)	(1,390)	(4,589)
Cash used in investing activities	(528,904)	(260,023)	(905,613)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	-	2,261,462
Related-party payments	-	-	(26,924)
Proceeds from issuance of Common Stock (net of issuance costs)	2,353,453	3,716,450	7,939,666
Proceeds from notes payable	555,000	150,000	855,000
Repurchase of options (Note 11)	-	(30,445)	(30,445)
Net cash provided by financing activities	2,908,453	3,836,005	10,998,759

Net increase (decrease) in cash and cash equivalents	(6,098)	(1,748,740)	88
Cash and cash equivalents at beginning of year	6,186	1,754,926	-
Cash and cash equivalents at end of year	$88	$6,186	$88
Supplemental Disclosure of Cash Flow Information
Cash paid during this year for:
Interest	$4,896	$-	$10,162

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities from a predecessor entity totaling	-	-	32,312
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	-	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	-	30,000
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114, for private placement units on April 9, 2008	524,701	-	524,701
Discounts on notes payable for common stock to be issued December 31, 2007, January 7, February 11, February 24, February 28, March 17, 2008 (Note 9)	233,063	57,353	290,416

617,592 shares of common stock issued to non-employee and Advisory Board members for payment of fees due	$61,363	$-	$61,363

Issuance of Common Stock to a consultant on November 18, 2008 for services to be provided over a three month term	$60,000	–	$60,000

Issuance of Common Stock on October 30, 2008 for a payable to a consultant	$10,000	–	$10,000

Issuance of Common Stock to Consultants on March 3, 2006 for services to be provided for a two year term	$-	-	$127,030

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS  (continued)

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on December 31, 2008 will not agree with the total loss from May 18, 2004 (inception date) to December 31, 2008 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, the Company has no established source of revenues, a working capital deficit of approximately $1,500,000, and has accumulated losses of $16,019,163 since its inception.  Its ability to continue as a going concern is dependent upon achieving production  and sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

The Company maintains cash balances at one financial institution. At various times throughout the years, the Company's cash balances exceeded FDIC insurance limits.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimated Fair Value of Financial Instruments

       The Company's financial instruments include cash, accounts payable and liquidated damages payable. Management believes the estimated fair value of cash, accounts payable and liquidated damages payable at December 31, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008 and 2007, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction,  New York, and New Jersey. Tax returns for the years 2005 through 2007 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008 and 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008 and 2007, no interest and penalties related to uncertain tax positions had been accrued.

Stock Options

 The Company has elected to adopt the intrinsic-value method of accounting for liability awards and the fair value (calculated) method for equity awards issued to employees under SFAS No. 123 (R), “Share Based Payment” (SFAS No. 123(R)”) that were granted prior to the Company becoming a public company. The Company uses the fair value method for all liability and equity awards after it became a public company.

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123R, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

In accordance with the Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, the Company records a liability for the derivative instrument that results due to the number of potential common stock shares plus outstanding shares that exceed the number of authorized common stock shares. At each balance sheet date, the liability for these potential excess shares is adjusted to fair value with the change being recorded as a gain or loss on the statement of operations. At December 31, 2005, the Company had 1,000 common authorized shares and had 515,725 of outstanding shares plus potential shares from the exercise of options that had vested. The 514,725 excess potential shares were attributed to the option grants that had vested. The Company calculated the fair value of these potential shares using the Black-Scholes model and recorded a derivative liability of $22,191 at December 31, 2005. The liability booked was net of the derivative recorded for the options granted to non-employees where services were provided (Note 2) because the options used in that calculation are also part of the derivative calculation for the shares and potential shares over the authorized share amount. On March 16, 2006 the Company increased its authorization of common stock and cured this liability. At March 16, 2006, the Company reversed out the liability through a charge to unrealized gains on derivative instruments.

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

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period  For the years ended December 31, 2008 and 2007 the Company had 1,404,000 common shares held in escrow through September 20, 2008 and zero held in escrow thereafter.  . The shares held in escrow were excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares had not been satisfied at that time.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

	Years ended December 31,
	2008	2007
Numerator:
Net loss - basic and diluted	$(4,621,672)	$(6,612,193)

Denominator:
Weighted average shares – basic	53,694,274	37,888,638

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	53,694,274	37,888,638
Loss per share
Basic	$(0.09)	$(0.18)

Diluted	$(0.09)	$(0.18)

At December 31, 2008 and 2007 the Company stock options outstanding totaled 3,459,092 and 3,336,500, respectively. In addition, at December 31, 2008 and 2007, the Company’s warrants outstanding represented 32,824,775 and 4,714,714 common shares, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the years ended December 31, 2008 and 2007 have an anti-dilutive effect because the Company incurred a loss from operations.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In October 2008 the FASB issued FSP FAS No. 157-3 (“FSP FAS 157-3”), “Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP 157-3 is effective for the financial statements included in the Company’s annual report for the year ended December 31, 2008 and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact that adoption of SFAS 161 may have on the financial statements.

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

SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  Adoption of  SFAS 162 did not have a material impact on the Company’s  consolidated financial statements.

In May 2008, the financial accounting standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Management is currently evaluating the impact the adoption FSP APB-14-1 may have on the consolidated financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Sewing equipment	$1,882	$1,882
Computer equipment	18,623	19,652
Store displays	360,343	-
	380,848	21,534
Less accumulated depreciation	207,777	8,325
	$173,071	$13,209

The Company determined that $419 of office equipment and $21,760 of displays to be obsolete for the year ended December 31, 2007.

Depreciation expense related to property and equipment was $200,022 and $15,623 for the years ended December 31, 2008 and 2007, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4: SOFTWARE COSTS

Software costs, net consist of the following:

	December 31, 2008	December 31, 2007
Website design costs	$31,551	$31,551
Less accumulated amortization	31,117	14,917
	$434	$16,634

Amortization expense related to software costs was $16,200 and $14,917 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5: CAPITALIZED PRODUCTION MOLDS

During the year ended December 31, 2008, and  2007, respectively, the Company purchased $118,120 and $125,036, respectively of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business. During the years ended December 31, 2008, and 2007 the Company determined that capitalized molds of $128,780 and $114,376, respectively, to be obsolete. The Company’s capitalized production molds are $0 and $10,660 at December 31, 2008 and 2007, respectively.

No amortization of production molds is included in the December 31, 2008 and 2007 consolidated statement of operations as they were not placed in service.

NOTE 6: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs consists of:

	December 31, 2008	December 31, 2007
Patent costs	$219,512	$173,804

Less accumulated amortization	24,155	14,404

	$195,357	$159,400

Amortization expense related to patents was $9,751 and $6,741 for the years ended December 31, 2008 and 2007, respectively.  The estimated aggregate amortization expense for the next five years is estimated to be approximately $10,900 for each year.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7: OTHER INTANGIBLES

The Company’s capitalized internet brand name was $4,589 and $1,390 at December 31, 2008 and 2007, respectively, and is being amortized using the straight line method over an estimated useful life of 10 years. Accumulated amortization at December 31, 2008 and  2007 is $391 and $12, respectively. Amortization expense related to other intangibles was $379 and $12 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007

Trade payables	$828,078	$590,556
Professional fees	320,084	87,943
Commissions payable	30,000	28,000
Board Fees and Director Fees	92,500	18,750
Payroll and payroll taxes payable	212,965	-
Other accrued liabilities	13,807	25,176
	$1,497,434	$750,425

NOTE 9: NOTES PAYABLE

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

A total discount of $290,416 was taken on the Notes for the fair value of the shares of common stock issuable upon each note's issuance date. At December 31, 2007  Notes Payable was $150,000, net of $54,223 unamortized discount . The Company amortized the discount using the effective interest rate method over the term of the Notes.

The Company issued 717,794 and 568,182 common shares on March 14 and April 18, 2008, respectively, related to the issuance of the notes.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9: NOTES PAYABLE (continued)

Amortization of discounts was $100,873 and $3,130 for the years ended December 31, 2008 and 2007, respectively.

On April 9, 2008, the Company conducted a private placement and all the lenders invested their principal amount due under the Notes of $705,000 net of amortized discount of $186,413 into the placement and waived interest due under the Notes of $6,114 for 3,525,000 shares of common stock. As part of the consideration, the Company issued an additional 316,298 shares of common stock to the lenders as part of the transaction (Note 12).

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (“First Capital”) through October 31, 2008. The agreement provided for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital  was to provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition the First Capital will make cash advances to the Company against the value of the Company’s future finished goods inventory, up to a maximum of $500,000.  Unpaid advances  were to bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company’s obligation to First Capital will be secured by all of its tangible and intangible assets. This agreement expired on October 31, 2008.   The Company settled the minimum fees due under the First Capital agreement for $35,000 of which $30,000 remains outstanding as of December 31, 2008.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10: COMMITMENTS AND CONTINGENCIES (continued)

On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Pursuant to the terms of the employment letter Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million.

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement (the “Loan Agreement) which included a September 12, 2008 Facility Letter signed with Ashford Finance, LLC (“Ashford”), the terms of which provide for a $3 million Letter of Credit and Accounts Receivable financing facility. The Loan Agreement terminates on November 30, 2009. All financings by Ashford are subject to Ashford’s sole discretion. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. In addition Ashford will finance up to 75% of eligible accounts receivable, as defined. This agreement is collateralized by a first priority security interest in all Company assets, as defined. In addition all borrowings under the terms of the Facility are personally guaranteed by Mark Klein, the Company’s Chief Executive Officer. As of December 31, 2008 the Company has not made any borrowings under the Loan Agreement.

Further, Ashford will only finance Letters of Credit or accounts receivable for transactions involving customers for whom the Company has obtained credit insurance. Accordingly, on September 15, 2008 the Company obtained a one-year $500,000 credit insurance policy on certain customers for a total cost of $13,080 which represents the annual insurance premium plus expenses which is being amortized on a straight-line basis over the policy term. For the year ended December 31, 2008 the Company recorded insurance expense of $3,834 which is included in selling, general and administrative expenses.

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

On November 24, 2008 the Company entered into a Buying Agency Agreement with LJP International, LLC (“LJP”).  Pursuant to the agreement, LJP will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing of raw materials, arranging manufacturing facilities, monitoring manufacturer quality, finished product inspection, and coordinating freight forwarders.  The Company will pay LJP an amount equal to 8% of the FOB country of origin price for product ordered, shipped, and accepted by the Company.   Either party may terminate the agreement at any time upon providing the other party with 90 days written notice.  There were no amounts due under this agreement for the year ended December 31, 2008.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10: COMMITMENTS AND CONTINGENCIES (continued)

On March 27, 2008, the Company received the resignation  from its then Chief Operating Officer (“COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, the COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. The COO also agreed to release the Company from any and all claims and rights that the COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which the COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend the COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.

On May 27, 2008, the Company amended its agreement with TLD Asian Pacific Ltd (“TLD”) with an effective date of August 10, 2007 for a period of twelve months from the effective date. According to the amended agreement the Company agreed to pay TLD $9,000 monthly totaling $108,000 over the twelve month period pursuant to which TLD will continue to be responsible for conceptualization, development, commercialization, product and consulting on the engineering and further development of Skins and Bones on a non-exclusive basis. Prior to the signing of the agreement the Company was paying TLD $9,600 monthly. TLD agreed to payback retroactively to August 10, 2007, $6,000 of previously paid fees.  The contracted expired on August 10, 2008.

On July 31, 2008 the Company signed a one year agreement with a Consultant  for, among other things, introductions to institutional financing sources. For any non-equity financing received from funding sources introduced by the Consultant the Consultant shall be paid a cash fee of 2% of the gross proceeds of the funding and an equal amount in Warrants to purchase Company stock. For any equity financing received from sources introduced by the Consultant the Consultant shall be paid a finders fee of 2% in cash and 3% in Warrants to purchase Company stock. The Warrants will be issued at the closing bid price on the day the financing is procured, receive Piggy Back Registration Rights, and shall expire one year from the date of issuance.   There was no amounts due under this agreement for the year ended December 31, 2008.

On September 26, 2008 the Company entered into a one year lease, beginning October 1, 2008, for new office space in Hoboken, New Jersey. The minimum monthly rental under the lease is $2,200 per month. The Company also paid a one-month security deposit. The lease is renewable for one year at a minimum rental rate of $2,200 per month.

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

On October 29, 2008 the Company’s Board of Directors approved an increase in the number of shares authorized to be issued under the Company’s 2005 Incentive Plan from 5,000,000 to 13,000,000. The Directors also approved the registering of the shares authorized under the plan on Form S-8 with the Securities and Exchange Commission, which the Company filed on November 12, 2008.
On February 5, 2009 the Company Board of Directors approved an increase in the number of shares authorized to be issued under the Company’s 2005 Incentive Plan from 13,000,000 to 30,000,000.

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

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $21,977 and $66,102, respectively related to the replacement option grants to the board members.  On October 19, 2007, one of the board members that was granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have been forfeited.

On July 25, 2008 Steve Reimer, a member of the Company’s board of directors resigned his board seat, effective on July 31, 2008. As a result of his resignation, Mr. Reimer forfeited 39,551 options originally granted to him on March 16, 2006. The Company recorded compensation expense of $9,732 in July 2008 based on Mr. Reimer's fully vested options on July 31, 2008.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $21,655 and $256,059, respectively.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

•
The remaining 421,875 options were granted to a non-employee for services that had already been provided. The Company used the provisions of EITF-00-19 to account for these options. At the grant date and at December 31, 2005, the Company treated the option grant as a liability award because it did not have enough authorized shares to settle the contract in equity. Therefore, these options were recorded at fair value as a liability at December 31, 2005. The fair value of the options was calculated using the Black-Scholes model at December 31, 2005. On March 16, 2006 the Company increased its authorization of Common Stock therefore alleviating the potential liability. The Company recorded the fair value of the options using a Black-Scholes model as of March 16, 2006 and reclassified the total remaining liability from these awards to additional paid in capital.

The fair value of the options granted to consultants was calculated using the Black-Scholes option valuation model with the following assumptions at the applicable dates noted:

	March 16, 2006	December 31, 2008	December 31, 2007
Expected volatility	17.30%	159.89%	111.71%
Expected dividends	None	None	None
Expected term (in years)	4.6	2	2.82
Risk-free interest rate	4.7%	1.57%	3.25%

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

For the year ended December 31, 2007, the Company recorded a total compensation expense of $67,190 related to the Former Vice President's June 19, 2006 option grant. Total compensation was made up of the $9,135 service period expense and $58,055 from the unrecognized compensation that effectively vests upon repurchase of the options. The $30,445 cost in excess of the repurchase amount is the difference between the $88,500 and the cash paid less the unrecognized cost of $58,055 and is recognized as a charge to additional paid in capital.

The total compensation expense related to the non-vested options on 2006 awards at December 31, 2008 is $11,433. For the years ended December 31, 2008 and 2007 the Company recorded compensation expense of $30,456 and $39,434, respectively related to the two grants above.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

On May 9, 2006 the Company granted 300,000 options to a consultant at a per share exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire 30 days after the related investor relations agreement is terminated. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measured the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculated the expense at each reporting period based on the fair value of the options that vested during the reporting period. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $35 and $153,441, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date.  Fair value was calculated using the Black-Scholes model.  For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $3,485, and $62,748, respectively for these options.

The fair value of the options granted to a consultants on May 9, 2006 and October 12, 2006 was calculated using the Black-Scholes option valuation model with the following assumptions:

	October, 12, 2006	May 9, 2006
	Grant	Consultant Grant
	(Vest 2008)	(Vest 2008)
Expected Volatility	156.13%	114.58%
Expected dividends	None	None
Expected Term (Years)	3	.25
Risk Free Interest Rate	2.06%	2.31%

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

NOTE 11: STOCK OPTIONS (continued)

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period.  At December 31, 2008 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. For the years ended December 31, 2008 and 2007 the Company recorded compensation expense of $346 and $1,193, respectively.

The total compensation expense related to the non-vested options on 2007 awards to employees at December 31, 2008 is $92,999. For the years ended December 31, 2008 and 2007 the Company recorded compensation expense of $125,409 and $149,752, respectively.

The fair value of the options granted to consultants on November 12, 2007 were calculated using the Black-Scholes option valuation model with the following assumptions:

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

November 12, 2007 Option Grant (Vest 2008)
Expected volatility	165.64%
Expected dividends	None
Expected term (in years)	4
Risk-free interest rate	1.71%

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

On November 19, 2008 the Company received a resignation from an employee effective immediately.  As of the date of his resignation 50,000 options were forfeited.

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

On June 10, 2008, in accordance with a May 27, 2008 revised agreement with TLD Asian Pacific Ltd (“TLD”), the Company granted a designee of TLD 257,143 options with an exercise price of $0.28 a share. The 257,143 options were calculated dividing $72,000 by the closing price of the Company’s common stock on the date of grant or $0.28 per share. The options have a term of five years from the date of grant and have the following vesting schedule: 214,290 options vested upon grant, 21,427 options vest on July 10, 2008, and 21,426 options vest on August 10, 2008. During the year ended December 31, 2008 the Company recognized $72,000 of expense relating to this grant.

The total compensation expense related to the non-vested options on 2008 awards to employees at December 31, 2008 is $6,620. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $2,552 and $0, respectively.

The fair value of the options granted to employees on February 29, 2008, March 26, 2008, and April 9, 2008 were calculated using the Black-Scholes option valuation model with the following assumptions:

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

	February 29, 2008 Option Grants	March 26, 2008 Option Grant	April 9, 2008 Option Grant
Expected volatility	115.51%	125.74%	130.89%
Expected dividends	None	None	None
Expected term (in years)	4-5	5	4
Risk-free interest rate	2.50%	2.55%	2.59%

On April 2, 2008, the Board of Directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the

Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service periods that remain. Additional compensation expense on vested and unvested options relating to the April 2, 2008 repricing is $73,422 and $6,458, respectively, is included in selling, general and administrative expenses for the year ended December 31, 2008.

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

A summary of option activity under the 2005 Plan as of December 31, 2008 and 2007 and changes during the year then ended is presented below:

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: STOCK OPTIONS (continued)

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value

Options
Outstanding, January 1, 2007	3,139,375	$.91	3.79
Granted	939,000	1.28
Cancelled	(591,875)	.99
Outstanding, December 31, 2007	3,486,500	$1.00	3.21	$-

Granted	532,143.35
Cancelled	(559,551)	.39

Outstanding, December 31, 2008	3,459,092	$.39	2.36	$

Exercisable, December 31, 2008	2,999,426	$.39	2.27	$

A summary of the status of the Company's non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2008	1,461,225	$.72
Granted	532,143	.35
Cancelled	(559,551)	.96
Vested	(974,151)	.55
Non-vested, December 31, 2008	459,666	$.51

NOTE 12: STOCKHOLDERS’ DEFICIENCY

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

NOTE 12: STOCKHOLDERS’ DEFICIENCY (continued)

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

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the  private placement in lieu of payment for fees due to them.

Upon execution of the secured notes (Note 9), the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. The Company booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations for the  year ended December 31, 2008. Our former Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

On June 16, 2008 the Company appointed Michael Solomon as its new Chief Financial Officer and executed an employment letter on July 9, 2008. Mr. Solomon will be paid $175,000 base salary per year which will be increased to $200,000 per year after the Company completes a financing transaction or series of financing transactions cumulatively totaling in excess of $1 million. Mr. Solomon also was granted 150,000 shares of the Company’s common stock to be issued upon his appointment and will receive an additional 250,000 shares of common stock three months from the commencement of his employment. The common shares issued were originally subject to only certain legal restrictions. The total fair value of the common stock on the date of grant is $92,000.  On October 30, 2008 the Company considered the shares granted to Mr. Solomon to be vested and, accordingly, issued the 400,000 shares , subject only  to the conditions stated below.  For the year ended December 31, 2008 the Company recognized $92,000 of compensation expense which is included in selling, general and administrative expenses.

On July 30, 2008, the Company and Mr. Solomon, entered into an amendment (the “Amendment”) to the employment letter agreement dated July 9, 2008.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 12: STOCKHOLDERS’ DEFICIENCY (continued)

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

On July 30, 2008 (“date of grant”), the Company entered into a finder’s agreement with Alicia Johnson pursuant to which the Company agreed to issue 200,000 shares of common stock to Ms. Johnson in exchange for locating and placing Michael Solomon with the Company as its new Chief Financial Officer. Pursuant to the agreement, if during a six month probation period, starting on June 16, 2008, the Company terminates the employment of Mr. Solomon for cause or Mr. Solomon voluntarily terminates employment for any reason, Ms. Johnson agreed to use best efforts to locate the Company a suitable replacement candidate during the remaining portion of the six month period. Ms. Johnson agreed that the 200,000 shares to be issued to her can only be transferred or sold after the expiration of the six-month probation. In addition, if Ms. Johnson fails to present a suitable replacement candidate for the Company, if such requirement should arise, the 200,000 shares issued to her would be returned to the Company and cancelled. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the finders fee expense associated with the common stock grant. The Company will measure the compensation associated with this grant based on the fair value of the common stock issued. There is no measurement date to calculate the fair value of the common stock at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the Ms. Johnson was not complete. Pursuant to FAS 5, Accounting for Contingencies, the Company concluded that it is probable that a loss contingency related to the agreement with Ms. Johnson had occurred. As such, the Company has accrued on the date of grant a finders fee expense of $44,000 which equal to the fair value of the 200,000 common shares granted. On October 30, 2008 the Company considered the performance of Ms. Johnson complete and, accordingly, issued  200,000 shares to her. For the year ended December 31, 2008 the Company recognized an expense of $44,000 which is included in Selling, general, and administrative expenses.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 12: STOCKHOLDERS’ DEFICIENCY (continued)

On October 31, 2008 the Company entered into a one year Consulting Agreement for, among other things, strategic planning and marketing services. For its services the Company shall pay to the consultant a total of 1,400,000 shares of unrestricted Company common stock as follows: 900,000 shares upon execution of the agreement, 250,000 shares 30 days after execution of the agreement, and 250,000 shares 60 days after the execution of the agreement. Pursuant to this agreement the Company issued 900,000 shares of its common stock on November 17, 2008.  The Company has recorded an accrual of $24,000 for the remaining 500,000 shares of common stock have not yet been issued.   On November 5, 2008 the Company entered into a three month Consulting Agreement for corporate planning services for a fee of 1,000,000 shares of Company common stock. Pursuant to this agreement the Company issued these shares on November 17, 2008.

Pursuant to a private placement offering the Company sold 4,900,000 private placement units for $245,000 in September 2008.  On November 7, 2008 and November 19, 2008 the Company sold 3,000,000 and 1,800,000 private placement units for $150,000 and $90,000, respectively.  Each Unit was sold for $0.05 and consists of one share of the Company Common stock and one purchase Warrant representing one and one-half shares of Company Common Stock, exercisable at an exercise price of $0.05 per Warrant. The Warrants expire 30 months from the date of issuance.

In addition, the Company, in lieu of cash, paid November 2008 private placement units to Steve Reimer, former Board member, and to William Priakos and Mark Itzkowitz, former Advisory Board members.  In lieu of $10,718 of accrued Board fees, consulting fees, and expenses Mr. Reimer received 214,367 shares of common stock and 214,367 purchase warrants exercisable for 321,551 shares of common stock.  In lieu of accrued Advisory board fees of $5,000 each Mr. Priakos and Mr. Itzkowitz each received 100,000 shares of common stock and 100,000 purchase warrants exercisable for 150,000 shares of common stock.

NOTE 13. INCOME TAXES

The components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

Fixed assets and start up costs	$3,417,000	2,270,000
Stock compensation	180,000	342,000
Net operating losses	1,369,000	689,000
Less: valuation allowance	(4,966,000)	(3,301,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, the Company has recorded a full valuation allowance against its deferred tax asset of $4,966,000 as of December 31, 2008 and $3,301,000 as of December 31, 2007 (an increase of approximately $1,665,000  and $873,000 from the year ended December 31, 2007 and 2006, respectively).

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES (continued)

At December 31, 2008, the Company has accumulated net operating losses totaling approximately $3,424,000 that may be used to reduce future tax liabilities. Such net operating losses expire through 2028 and may be limited as the annual amount available for use under Internal Revenue Code Section 382.

A reconciliation of the benefit from income taxes based on the Federal statutory rate to the Company’s effective rate for the years ended December 31, 2008 and 2007 is as follows:

	2008%	2007%
Federal income tax benefit at statutory rate	(34.0)	(34.0)
State income tax benefit, net of federal income tax	(6.0)	(6.0)
	-	-
	-	-
Change in valuation allowance	40.0	40.0
Total benefit from taxes	-	-

 NOTE 14: SUBSEQUENT EVENTS

January 2009 Private Placement

On January 16, 2009 and January 20, 2009 the Company sold 600,000 and 200,000 private placement units, respectively, for $40,000.   Also during January 2009 the Company sold 757,500 private placement units to Michael J. Rosenthal, the Company Chairman, for $37,875. Each unit was sold for $0.05 and consisted of one share of Company Common stock and one purchase Warrant representing one and one-half shares of Company Common Stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

$2 million Securities Purchase Agreement and $85,000 Convertible Debenture

On March 23, 2009 the Company signed with Tangiers Investors, LP, a limited partnership (“Tangiers”) a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement. (“Registration Rights Agreement”).   In addition, the Company sold a one-year 7% Convertible Debenture to Tangiers for $85,000.

Under terms of the SPA Tangiers will purchase from the Company up to $2 million  of Common Stock during an 18 month commitment period (“Commitment Period”) commencing with a registration statement, filed by the Company being declared effective by the Securities and Exchange Commission. Under the Registration Rights Agreement the registration statement must remain effective during the Commitment Period, and must include all shares anticipated being sold to Tangiers.  Any sales of Common Stock to Tangiers will be made at the Company’s sole discretion. Any funding under the SPA will be used for general corporate purposes.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 14: SUBSEQUENT EVENTS (continued)

The Company may sell to Tangiers shares of Common Stock every 10 Trading Days (“Trading Days”),as defined. The purchase price of the Common Stock shall be 90% of the Market Price which is defined as the lowest daily volume weighted average price of the Common Stock during the five consecutive Trading Days after the Company gives Notice (“Notice”) to Tangiers of its intent to sell Common Shares under the SPA.  The maximum total dollar amount sold to Tangiers will equal be equal to the average daily trading volume in dollar amount during the ten Trading Days preceding the notice of sale by the Company to Tangiers but in no case shall be more than $250,000.  In addition the total number of shares of Common Stock purchased by Tangiers during the Commitment Period shall not exceed 9.9% of the then outstanding Common Stock of the Company.  For at least ten days after any Notice is given to Tangiers the Company may not sell or issue Common Stock, Preferred Stock, purchase warrants, or stock options except on terms or exceptions  described in the SPA.  Further, the Company will not, without prior written consent of Tangiers and which shall not be unreasonably withheld, enter into any other equity line of credit financing agreement.

Upon execution of the SPA the Company will pay a $100,000 Commitment Fee (“Commitment Fee”) to Tangiers payable in shares of Common Stock which shall be determined by dividing the Commitment Fee by the lowest volume weighted average price of the Company’s Common Stock during the ten business days immediately following the execution of the SPA (March 23, 2009).  The shares to be issued as payment of the Commitment Fee have no registration rights.

In addition, Tangiers purchased from the Company a 7% Convertible Debenture (“Tangiers Debenture”) for $85,000 cash.  The Tangiers Debenture matures on March 23, 2011 (“Maturity Date”) and accrues interest, which is payable on the Maturity date in cash or with shares of Common Stock, at the Company’s sole discretion.  The Tangiers Debenture may not be prepaid without the written consent of Tangiers.   The Tangiers Debenture may be converted, in whole or in part, at any time at the sole discretion of Tangiers, at the Conversion Price (“Conversion Price”), which shall be equal to 75% of the average of the three lowest volume weighted average trading prices of the Company’s Common Stock during the five Trading Days prior to conversion.  However, if the average of the three lowest volume weighted average trading prices is below $0.01 the Company can elect to prepay at a premium of 125% the portion of the Tangier Debenture which was subject to the conversion election.  The Conversion Price shall be subject to adjustment as defined in the SPA and the conversion privileges shall not be effective if a conversion shall cause Tangiers to own more than 9.9% of the then outstanding Common Stock of the Company.

In the case of an Event of Default, as defined, or a Fundamental Corporate Change, as defined, the Maturity Date shall be accelerated and the principal amount due shall be increased by 150%.  In the event of late payment of principal or interest the Conversion Price shall be subject to adjustment, as defined.

On March 19, 2009, prior to closing the Tangiers SPA, the Company entered into a consulting agreement with an affiliate of Tangiers in which the consultant will receive 300,000 shares of common stock, registered on Form S-8 (Note 11), for the purposes of providing legal services for the preparation of the registration statement to be filed by the Company pursuant to the terms of the SPA.

On February 5, 2009 the Company signed a consulting agreement where the Company which requires that the Company pay certain fees to the consultant based upon funding obtain by the Company though any contacts introduced by the consultant.  Tangiers was introduced to the Company by the consultant.
The Company will pay fees on funds actually received by the company equaling 8% of the first $1million dollars, 6.50% of the next $1million dollars, 4.5% of the next $2 million dollars, and 4% of any funding received by the Company in excess of $4 million.  For the Tangiers Debenture the consultant received $6,800 as a fee which was directly deducted from the $85,000 proceeds.

The Tangiers transactions closed on April 1, 2009.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 14: SUBSEQUENT EVENTS (continued)

March 2009 Convertible Debentures Totaling $370,000

On March 19, 2009 and March 25, 2009 the Company sold two 8% Convertible Debentures (“the Debentures”) to JED Management Corp. (“JED”) for $185,000 each.

Principal and accrued interest on the Debentures matures on as follows: $76,000 on March 19, 2011, $109,000 on March 25, 2011 for the first of the Debentures, and $185,000 on March 25, 2011on the second of the Debentures.  The Company may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (60%) of the lowest closing bid price, determined on the then current trading market for the Company’s Common Stock, for 10 trading days prior to conversion.  In addition, one of the Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for non-trade debt of $275,000.

For a period of six months from March 19, 2009 and March 25, 2009, respectively, JED shall be entitled to “piggyback” registration rights on registration statements being filed by the Company except if the registration statements are being filed for the purposes of “Pipe” transactions.

In the case of an Event of Default, as defined, the payment of principal and accrued interest shall be immediately due and payable if JED so elects.

On March 27, 2009 JED exchanged the second of the debentures for $275,000 of payables of the Company pursuant to Assignment and Assumption Agreements (“A-A Agreements”) between JED and two of the Company’s vendors.  Pursuant to the A-A Agreements JED purchased from the vendors, at a discount, payables owed to the vendors provided that the Company agrees to convert to common stock the payables, now owned by JED, at 60% of the lowest closing bid price for 10 days prior to the conversion date.   All conversions of the payables into common stock are made at the sole discretion of JED.  From March 27, 2009-April 9, 2009 JED converted $30,000 of payables into 559,211 shares of common stock.

Consulting Agreements

On February 19, 2009 the Company entered into a one-year agreement with a consultant for investor relations consulting services.   The terms of this agreement provide for a fee to be paid to the consultant in the amount of 1,000,000 shares of common stock, and 1,000,000 stock options. The common stock is to be paid in four equal monthly installments of 250,000 shares commencing March 1, 2009 and the stock options vest in equal installments over the same period.  The stock options have an exercise price of $0.35 and expire March 1, 2012.  In addition the Company will reimburse the consultant for all pre-approved expenses not to exceed $6,000.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 14: SUBSEQUENT EVENTS (continued)

On March 2, 2009 the Company entered into a seven-month services agreement with a public relations consultant.  Pursuant to terms of the agreement the Company will pay the consultant a $7,500 monthly fee which is payable of which $2,500 is payable in cash and $5,000 is payable in shares of common stock for April-September 2009.  For the month of March 2009 the monthly fee will be $1,500 in cash and $6,000 payable in shares of common stock.  The agreement expires on September 30, 2009.  The agreement also provides for the reimbursement to the consultant for out-of-pocket expenses.

February 2009 Stock Option Grants

On February 5, 2009 the Company Board of Directors approved the issuance of 13,418,182 stock options to Board members, Company officers, employees, and consultants.    All stock options were issued at an exercise price of  $0.055 which was the fair market value of the Common Stock on the date of grant (February 5, 2009) and expire 24 months from the date of grant.   Of the total 1,000,000 stock options were issued to two Source Agent consultants which vest within one year depending on the completion of certain deliverables and the achievement of certain product quality standards, and 827,273 fully vested stock options were granted to a design consultant of which 500,000 stock options represented compensation and  327,273 stock options represented payment lieu of $9,000 accrued consultant fees.   The Company issued 11,590,909 fully vested stock options to Board members, Company officers, and employees of which 4,750,000 stock options represented compensation, 3,363,636 stock options represented payment in lieu of $92,500 of accrued Board member fees through December 31, 2008, and 3,477,273 stock options represented payment in lieu of $95,625 of accrued salaries through January 31, 2009.

On February 5, 2009 the stock option grants made to Board Members and Company Officers were as follows:

Michael J. Rosenthal, Company Chairman, was granted 2,727,273 stock options in lieu of $75,000 accrued Board fees through December 31, 2008 plus 500,000 stock options as compensation.

Mark Klein, Board member and Chief Executive Officer, was granted 363,636 stock options in lieu of $10,000 of accrued Board fees through December 31, 2008, 1,136,363 stock options in lieu of $31,250 of accrued salary through January 31, 2009 plus 2,000,000 stock options as  compensation for issuing a personal guarantee on the Ashford Loan Agreement (Note 10).

Frank Zambrelli, Board Member, was granted 272,727 Stock Options in lieu of $7,500 of accrued Board fees through December 31, 2008 plus 500,000 stock options as compensation.

Michael Solomon, Chief Financial Officer, was granted 795,454 stock options in lieu of $21,875 accrued salary through January 31, 2009  plus 750,000 stock options as compensation.

Two employees were granted a total of 1,545,456 stock options in lieu of $42,500 accrued salary through January 31, 2009 plus a total of 1,000,000 stock options as compensation.

On the Date of Grant the stock options granted to officers, employees and board members of the Company had a fair market value of $521,564, of which $324,439 will be recognized as an expense on the date of grant and $197,125 will reduce accounts payable and accrued expenses.  The 1,000,000 stock options granted to consultants will be accounted for using the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants.

The fair value of the stock options was determined by the Black-Scholes option valuation model with the following assumptions:

February 5, 2009
Expected volatility	166.81%
Expected dividends	None
Expected term (in years)	2.0
Risk-free interest rate	0.98%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Current Report 8-K dated January 6, 2009 Skins Inc. (“the Company”) appointed MHM Mahoney Cohen CPAs as the Company’s new auditor as approved by the Audit Committee of the Board of Directors on January 2, 2009. The Company was notified that the shareholders of Mahoney Cohen & Company, CPA, P.C. (“MC”), became shareholders of Mayer Hoffman McCann P.C. pursuant to an asset purchase agreement.  The New York practice of Mayer Hoffman McCann P.C. now operates under the name MHM Mahoney Cohen CPAs.

During the Company’s two most recent fiscal years ended December 31, 2007 and 2006 and through the date of this Current Report on Form 8-K, the Company did not consult with MHM Mahoney Cohen CPAs regarding any of the matters or reportable events set forth in Item 304 (a)(2) (i) and (ii) of Regulation S-K.

The audit reports of MC on the consolidated financial statements of the Company as of, and for the years ended, December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of MC on the consolidated financial statements of the Company as of, and for the year ended, December 31, 2007 included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2007 and 2006 and through the date of this Current Report on Form 8-K, there were (i) no disagreements between the Company and MC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MC, would have caused MC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

The Company has provided MC a copy of the disclosures in the Form 8-K and has requested that MC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not MC agrees with the Company’s statements in this Item 4.01.  A copy of the letter dated January 7, 2009, once furnished by MC in response to that request, was filed by an amendment as Exhibit 16.1 to the Current Report on Form 8-K/A filed on January 12, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-K filing as of December 31, 2008.

The controls design were adequate for financial disclosures required for the preparation of the 10-K filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-K, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the audited 10-K report.  This model will be maintained and updated by Skins staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2008:

•
Due to the limited number of Company personnel, a lack of segregation of duties exists.   An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed.  This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

As a result of this material weakness described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.   We intend to initiate measures to remediate and refine our internal controls to address this identified material weakness as the Company grows and we obtain a stronger cash position that would justify additional expenditures.

Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15(f) or 15d-15(f) under the SEC Act of 1934 we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. EXECUTIVES, DIRECTORS, KEY EMPLOYEES AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors and executive management as of the date of this prospectus:

Name	Age	Position
Mark Klein	34	Chief Executive Officer, President and Director
Michael S. Solomon	48	Chief Financial Officer
Michael J. Rosenthal	65	Chairman of the Board
Frank Zambrelli	42	Director

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

Michael S. Solomon. Mr. Solomon has served as our Chief Financial Officer since June 2008. Prior to joining our company, Mr. Solomon served as a Senior Vice President and Controller of Nexxar Group, Inc., a venture capital backed global money transmitter company, from September 2006 to April 2008. At Nexxar Group, Mr. Solomon was responsible for all external and internal financial reporting. From January 2006 to September 2006, Mr. Solomon served as the Chief Financial Officer of Startrak Systems LLC, a privately-held company focused on delivering wireless monitoring solutions to the refrigerated transportation industry, where he was responsible for creating a finance and accounting infrastructure necessary for the eventual sale of Startrak to a publicly held company. During 2005, Mr. Solomon served as an accounting consultant to the Worldwide Consolidations and Accounting Group of SonyBMG Music Entertainment. From 2003 to 2005, he served as the Chief Financial Officer of Shareholder International Corporation, a start-up company focusing on investor communications in Asia. From 1994-2003 Mr. Solomon was the Senior Vice President and Chief Financial Officer of Georgeson Shareholder Communications, Inc. and from 1991 to 2004, Mr. Solomon was the Vice President of Finance and Controller for Graff Pay-Per-View, Inc. From 1984-1991, Mr. Solomon worked in the middle-market group of Deloitte & Touche and from 1982 to 1984 Mr. Solomon was a staff accountant at Weinick, Sanders & Co., a regional accounting firm specializing in the apparel industry. Mr. Solomon is a Certified Public Accountant. He earned a Masters of Business Administration in Finance from Pace University in 1992 and in 1982 he earned a Bachelors of Science in Accounting from Fairleigh Dickinson University. Mr. Solomon is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Frank Zambrelli. Mr. Zambrelli was appointed to the Board of Directors of Skins Inc. in January 2007. Mr. Zambrelli is a founder of Banfi Zambrelli, a leading fashion footwear design firm. As a Skins strategic business partner, Banfi Zambrelli has helped lead the direction of the Skins brand. Before founding Banfi Zambrelli in 2003 along with Silvano Banfi, Mr. Zambrelli has worked for a renowned group of companies including, Chanel, Cole-Haan and Coach.

Family Relationships

There are no family relationships among any of the officers and directors.

Advisory Board

The Company does not currently have an Advisory Board.

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

We have a Compensation Committee. The current member of our compensation committee is Frank Zambrelli. Mr. Zambrelli does not meet the definition of an “independent director” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. This committee has two primary responsibilities: (1) to review and advise the Board of Directors with respect to senior executive compensation, and (2) to monitor our management resources, structure, development and selection process as well as the performance of key executives. The Compensation Committee currently does not have a formal charter, however the committee expects to adopt a charter in the near future.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Our code of ethics is posted on our Internet website at www.skinsfootwear.com and attached hereto as Exhibit 14.1.   We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Skins Inc., 1 Newark Street, Suite 25A, Hoboken, NJ  07030. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.skinsfootwear.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Tables

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2008 and 2007 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “Named Executive Officers”).

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Klein President and Chief Executive Officer

	2008	260,000(2)	-	-	-	-	-	-	260,000
	2007	208,000(2)	-	-	-	-	-	5,376(1)	213,376
Michael Solomon (5) Chief Financial Officer

	2008	131,250	-	92,000(6)	-	-	-	-	232,250
	2007	-	-	-	-	-	-	-	-
Deborah A. Gargiulo (3) Former Chief Financial Officer

	2008	108,704	-	-	-	-	-	-	108,704
	2007	92,100	-	-	30,567	-	-	1,000(1)	123,667
Antonio Pavan (4) Former Chief Operating Officer

	2008	57,654	-	-	-	-	-	-	57,654
	2007	178,225	-	-	91,255	-	-	7,551	277,031
C

D

E

F

_____________________________
(1)	Relates to automobile and medical personal benefits.
(2)	Includes $10,000 for fees earned for services as a director of the Company.
(3)	Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(4)	Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.
(5)	Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(6)	Value of 400,000 shares of Common Stock granted

2008 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
		-	-	-	-	-	-	-	-	-	-	-	-
Mark Klein President and Chief Executive Officer		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer		-	-	-	-	-	-	-	-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
	-	-	-	-	-	-	-	-	-
Mark Klein President and Chief Executive Officer	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer	-	-	-	-	-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
	-	-	-	-
Mark Klein President and Chief Executive Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Michael Solomon (1) Chief Financial Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
	-	-	-	-
Mark Klein President and Chief Executive Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Michael Solomon (1) Chief Financial Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
	-	-	-	-	-
Mark Klein President and Chief Executive Officer	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
	-	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer	-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael J. Rosenthal	100,000	-	-	-	-	-	100,000

Steve Reimer (1)(2)	12,500	-	21,977	-	-	-	38,227

Frank Zambrelli	10,000	-	65,232	-	-	-	75,232
(1) Represents $5,000 of Director Fees and $7,500 in connection with consulting services. (2) Resigned on July 31, 2008.

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
	-	-	-	-	-	-	-	-
Mark Klein President and Chief Executive Officer	2007 2008	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer	2007 2008	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	2007 2008-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-
	2007 2008	- -	- -	- -	- -	- -	- -	- -
Antonio Pavan (3) Former Chief Operating Officer		-	-	-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
	-	-	-	-	-	-
Mark Klein President and Chief Executive Officer	2007 2008	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer	2007 2008	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	2007 2008	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	-	-	-	-	-	-
	2007 2008	-	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer		-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
	-	-	-	-	-	-	-
Mark Klein President and Chief Executive Officer	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
Michael Solomon (1) Chief Financial Officer	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
Deborah A. Gargiulo (2) Former Chief Financial Officer	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
Antonio Pavan (3) Former Chief Operating Officer	-	-	-	-	-	-	-

_________________
(1) Mr. Solomon became our Chief Financial Officer on June 16, 2008.
(2)  Ms. Gargiulo became our Chief Financial Officer in July 2007 and resigned in May 2008.
(3)  Mr. Pavan became our Chief Operating Officer in April 2007 and resigned this position on March 27, 2008.

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

Michael S. Solomon

On June 16, 2008, we appointed Michael Solomon as its Chief Financial Officer, and on July 8, 2008, we entered into an employment letter agreement pursuant to which we agreed to pay Mr. Solomon a base salary of $175,000 per year. In addition, Mr. Solomon’s base salary will be increased to $200,000 per year after we complete a financing transaction in excess of $1 million. We also agreed to issue Mr. Solomon 150,000 shares of restricted common stock in connection with his appointment and we agreed to issue an additional 250,000 shares of common stock three months from the commencement of his employment. The employment offer agreement indicates that either we or Mr. Solomon may terminate employment at any time and for any reason, with or without cause.

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

Deborah Gargiulo

On October 29, 2007, we executed an Executive Employment Agreement (the “Gargiulo Agreement”) in connection with the employment of Ms. Gargiulo as our Chief Financial Officer. Pursuant to the terms of the Gargiulo Agreement, the Company will employ Ms. Gargiulo for a period of three years with successive one-year automatic renewals unless either party provides 180-days’ advance notice of intent not to renew. The Company will pay Ms. Gargiulo an annual base salary of $200,000 with a bonus of up to 40% of the base salary at the discretion of the Board of Directors or its Compensation Committee. Ms. Gargiulo is also eligible to receive paid vacation and other benefits made available by the Company to its executives, including a monthly automobile allowance. The Company had also previously granted to Ms. Gargiulo 200,000 options exercisable at fair market value on the date of grant under the Company’s 2005 Incentive Plan. In May 2008, Ms. Gargiulo resigned from her positions with the Company and the employment agreement was terminated.

Skins Amended and Restated 2005 Incentive Plan

In connection with the Share Exchange Transaction in March 2006, we assumed the Skins 2005 Incentive Plan as the stock option plan of Skins Inc. Immediately after the closing of the Share Exchange Transaction, we assumed share purchase options granted under the 2005 Incentive Plan to purchase an aggregate of 2,109,375 shares at an exercise price of $0.80 per share. At the Company’s 2007 Annual Meeting of Stockholders held on September 28, 2007, the Company’s stockholders approved an amendment to the Company’s 2005 Incentive Plan to increase the maximum number of shares of common stock that may be issued under such plan by 1,625,000 shares to a total of 5,000,000 shares.  The Amended and Restated 2005 Incentive Plan (the “Plan”) Plan provides for the granting of stock options, stock appreciation rights, restricted shares, and other stock-based awards for employees, directors and consultants.  In October 2008 the Company increased the maximum number of shares of common stock that may be issued under the Plan to 13,000,000 and registered all such shares on Form S-8 effective in November 2008.  As of December 31, 2008, we had 3,509,092 options outstanding with an average exercise price of $0.40.

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

The persons receiving the repriced options include executive officers, directors, and advisory directors of the Company that had received stock options granted between March 2006 to November 2007, including:

•
Deborah Gargiulo, our former Chief Financial Officer and Corporate Secretary, holds options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.29 per share. All of these options were repriced to $0.40 per share. Ms. Gargiulo resigned in May 2008. Upon her resignation, all options have forfeited.

•
Antonio Pavan, former Chief Operating Officer, holds options that includes options to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share. All of these options were repriced to $0.40 per share.

•	Steve Reimer, a former director, holds options to purchase 421,875 shares of the Company’s common stock at an exercise prices of $0.80 per share. All of these options were repriced to $0.40 per share.

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

•
Each of Mark Itzkowitz and Bill Priakos, former advisory board members, holds options to purchase 421,875 shares of the Company’s common stock at an exercise price of $0.80 per share. All of these options were repriced to $0.40 per share.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, we did not have a standing compensation committee. The Board of Directors, as a whole, was responsible for the functions customarily performed by the compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this prospectus are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 71,373,992 issued and outstanding shares of common stock as of April 1, 2009, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Skins Inc. 1 Newark Street, Suite 25A, Newark, NJ  07030.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers

Mark Klein	President and Chief Executive Officer	13,137,995	(1)	18.7%

Michael J. Rosenthal	Chairman of the Board	7,446,312	(2)	10.6%

Frank Zambrelli	Director	889,394	(3)	1.2%

Michael Solomon	Chief Financial Officer	1,945,454	(4)	2.8%

Officers and Directors as a Group (total of 6 persons)		25,881,248	(5)	36.8%

5% or more Stockholders

Geoffrey Dubey(5)		5,591,766	(6)	8.0%

Joshua Hermelin(5)		15,014,537	(6)	21.4%

* Indicates less than 1%.

(1)	Includes 3,499,999 stock options immediately exercisable.

(2)	Includes 1,323,225 warrants exercisable for 1,701,975 shares underlying warrants, and 3.227,273 stock options, all of which are currently exercisable.

(3)	Includes 25,000 shares underlying warrants, and 839,394 stock options that are currently exercisable.

(4)	Includes 400,000 shares issued pursuant to terms included in the July 2008 employment letter agreement, and 1,545,454 stock options that are currently exercisable.

(5)	Includes 1,348,225 warrants currently exercisable for 1,726,975 shares underlying those warrants and 11,682,576 shares underlying options which are currently exercisable.

(6)
Mr. Dubey’s shares include 2,150,000 warrants exercisable for 2,850,000 shares underlying the warrants all of which are currently exercisable. Mr. Hermelin’s shares include 4,950,000 warrants exercisable for 6,950,000 shares underlying warrants all of which are currently exercisable. Messrs. Dubey and Hermelin are consultants to the Company and utilize the Company's address for Company matters.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 436,363,650 shares of common stock, par value $ .001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Skins Footwear Inc.

Skins Footwear Inc. is our wholly-owned subsidiary. We have interlocking executive and director positions with Skins Footwear Inc.

Secured Promissory Notes

Rosenthal Note

On February 14, 2008, we issued a secured promissory note (the “Rosenthal Note”) to our Chairman of the Board of Directors, Michael Rosenthal (“Chairman”), in the principal amount of $100,000. Of the $100,000, $25,000 was used to pay certain amounts due and payable to Mr. Rosenthal, including Board member fees. Pursuant to the Rosenthal Note, it was to bear interest at the rate of 5% per annum compounded annually and was secured by the grant of a security interest by the Company in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the Rosenthal Note upon the Company’s completion of a financing, and in no event later than six months from the Rosenthal Note’s date of issuance. Pursuant to the Rosenthal Note, and in consideration of entering into the Rosenthal Note, our Chairman received 185,185 shares of the Company’s common stock. Based on the closing trading price of our common stock on the OTC Bulletin Board as of the date of the Rosenthal Note, the shares had a fair market value of $50,000. In addition, our Chairman received piggy-back registration rights with respect to the shares.

Gargiulo Note

On February 28, 2008, we issued a secured promissory note (the “Gargiulo Note”) to our Chief Financial Officer (“CFO”) at the time, Deborah Gargiulo, in the principal amount of $15,000. Ms. Gargiulo resigned from her positions with the Company in May 2008. Pursuant to the Gargiulo Note, it was to bear interest at the rate of 5% per annum compounded annually and was secured by the grant of a security interest by the Company in all of its intellectual property rights, patents, copyrights, trademarks which the Company now has or acquires and all proceeds and products thereof. The Company agreed to repay the Gargiulo Note upon the Company’s completion of a financing, and in no event later than six months from the Gargiulo Note’s date of issuance. Pursuant to the Gargiulo Note, and in consideration of entering into the Gargiulo Note, our CFO received 32,609 shares of the Company’s common stock. Based on the closing trading price of our common stock on the OTC Bulletin Board as of the date of the Gargiulo Note, the shares had a fair market value of $8,478. In addition, our CFO received piggy-back registration rights with respect to the shares.

Investment of the Notes into the April 2008 Private Placement

In April 2008, we conducted a private placement, and in an effort to preserve cash for Company operations, we agreed to convert the $115,000 in principal debt owed under the Rosenthal Note and Gargiulo Note. The offering consisted of the sale of units at a sales price of $0.20 per unit, each of which consisted of (i) one share of common stock of the Company and (ii) one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. The Rosenthal Note and Gargiulo Note were converted into the offering, and as a result, Mr. Rosenthal and Ms. Gargiulo received 500,000 and 75,000 units, respectively. Other secured promissory note holders also converted outstanding amounts due under the notes into the private offering. Each of the secured note holders, including Mr. Rosenthal and Ms. Gargiulo, agreed to waive payment of any and all interest due under the note, which was cancelled upon conversion into the private offering. Based on the closing trading price of our common stock on the date of the closing of the private placement, the shares contained in the units issued to Mr. Rosenthal and Ms. Gargiulo had a fair market value of $295,000 and $44,250, respectively. Based on the discount of the exercise price of the warrants contained in the units compared the closing trading price of our common stock as of the date of the closing of the private placement, and assuming the warrants were exercised in full on the closing date of the private placement, the warrants issued to Mr. Rosenthal and Ms. Gargiulo had a fair market value of $95,000 and $14,250, respectively.

From December 2007 through March 2008, we issued several secured promissory notes in the aggregate principal amount of $705,000. Upon execution of the secured notes, the holders, including Mr. Rosenthal and Ms. Gargiulo, received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date that the parties agreed to enter into the note. This was equal to 185,185 and 32,609 shares for Mr. Rosenthal and Ms. Gargiulo, respectively, as discussed above. The lowest trading price used to calculate the number of shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of payment and waiving any and all interest due, as discussed above, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share, including Mr. Rosenthal and Ms. Gargiulo, was issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders, and Mr. Rosenthal and Ms. Gargiulo received 42,088 and 1,482 shares of common stock, respectively. Based on the closing trading price of our common stock on the OTC Bulletin Board on the date the additional shares were issued to Mr. Rosenthal and Ms. Gargiulo, the shares had a fair market value of $24,832 and $874, respectively.

We believe that our arrangements with Mr. Rosenthal and Ms. Gargiulo are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

April 2008 Private Placement

In April 2008, we conducted a private placement, and in an effort to preserve cash for Company operations, we agreed to convert a total of $40,645 owed by the Company to three non-employee board members and two advisory board members in lieu of payment for fees due to them. Our three non-employee directors, Mr. Rosenthal, Steve Reimer, and Frank Zambrelli were owed $13,145, $12,500, and $5,000, respectively, and in lieu of payment of such amounts received 65,725, 62,500, 25,000 units, which consisted of (i) one share of common stock of the Company and (ii) one share purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering. Mr. Reimer resigned on July 31, 2008. Based on the closing trading price of our common stock on the date of the closing of the private placement, the shares contained in the units issued to Messrs. Rosenthal, Reimer, and Zambrelli had a fair market value of $38,778, $36,875 and $14,750, respectively. Based on the discount of the exercise price of the warrants contained in the units compared the closing trading price of our common stock as of the date of the closing of the private placement, and assuming the warrants were exercised in full on the closing date of the private placement, the warrants issued to Messrs. Rosenthal, Reimer, and Zambrelli had a fair market value of $12,488, $11,875 and $4,750, respectively.

Our two advisory board members, Mark Itzkowitz and Bill Priakos, were each owed $5,000, and in lieu of payment of such amount received 25,000 units. Based on the closing trading price of our common stock on the date of the closing of the private placement, the shares contained in the units issued to each of Messrs. Itzkowitz and Priakos had a fair market value of $14,750. Based on the discount of the exercise price of the warrants contained in the units compared the closing trading price of our common stock as of the date of the closing of the private placement, and assuming the warrants were exercised in full on the closing date of the private placement, the warrants issued to each of Messrs. Itzkowitz and Priakos had a fair market value of $4,750.

We believe that our arrangements with Messrs. Rosenthal, Reimer, Zambrelli, Itzkowitz, and Priakos are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

November 2008 Private Placement

Pursuant to a private placement conducted in November 2008 the Company paid, in lieu of cash, private placement units to Steve Reimer, former Board member, and to William Priakos and Mark Itzkowitz, former Advisory Board members.  Each private placement unit consisted of one share of common stock and one purchase warrant exercisable at $0.05 or one and one-half shares of common stock exercisable for 30 months from the date of issuance.    In lieu of $10,718 of accrued Board fees, consulting fees, and expenses Mr. Reimer received 214,367 shares of common stock and 214,367 purchase warrants exercisable for 321,551 shares of common stock.  In lieu of accrued Advisory board fees of $5,000 Mr. Priakos and Mr. Itzkowitz each received 100,000 shares of common stock and 100,000 purchase warrants exercisable for 150,000 shares of common stock.

In addition Mr. Priakos participated in the November 2008 private placement offering.  For a cash investment of $10,000 Mr. Priakos received 200,000 shares of common stock and 200,000 purchase warrants exercisable for 300,000 shares of common stock.

Consulting Arrangements

We had consulting relationships with Steve Reimer, a former director, and Frank Zambrelli, a current director. Pursuant to our arrangement with Mr. Reimer, through BTM Consulting, Inc., services provided to our company were in relation to sales and marketing of our product. We paid Mr. Reimer a quarterly fee of $3,750 for these consulting services.  The agreement with Mr. Reimer expired on April 1, 2008 and Mr. Reimer resigned from the Board of Directors effective July 31, 2008.  Mr. Zambrelli, through Design Quadrant, provided consulting services to our company to assist in the design and merchandising of our product. We paid Design Quadrant a monthly fee of $10,000. Our arrangement with Mr. Zambrelli is on a month-to-month basis. In 2007, we received $120,000 in services from Design Quadrant. Of this amount, we paid $80,000 in 2007 and the remaining $40,000 in 2008. We believe that our arrangements with Messrs. Reimer and Zambrelli are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

On November 28, 2007, the Company executed a Buying Agency and Sourcing Agreement with Atsco Footwear, LLC. Pursuant to the Agreement, Atsco will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing, commercialization and product line review. The Company will pay Atsco a commission of 7% of the first $5 million and 5% for the amounts above the first $5 million at the FOB country of origin price for merchandise sourced by Atsco and shipped to the Company. The Agreement had an initial term of one year, from November 15, 2007 through November 15, 2008, and each party has the option to extend the initial term of the Agreement for an additional year upon providing written notice to the other party no less than thirty days prior to the expiration of the initial term. This agreement was terminated in 2008.   Mark Itzkowitz, President of Atsco, was an advisory member of the Board of Directors of the Company until October 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2007 and December 31, 2008, we retained Mahoney Cohen & Company, CPA, P.C. to provide services as follows (see Item 9):

	Fees for the Year Ended
Service	December 31, 2008	December 31, 2007
Audit fees(1)	$98,504	$98,723
Audit-related fees(2)	30,922	9,431
Tax fees(3)	3,967	10,000
All other fees(4)	-	-
Total	$133,393	$168,154

(1) The aggregate fees billed for fiscal 2008 and 2007 professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-KSB, 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $98,504.
(2) Fees billed by the principal accountant relating to filing of the Company's Registration Statements were $30,922 and $9,431 for fiscal 2008 and fiscal 2007, respectively.

(3) There were approximately $3,967 and $10,000 in tax return preparation fees for fiscal 2008 and fiscal 2007 paid to our principal accountants.

(4) No fees were billed for each of fiscal 2007 and fiscal 2006 for products and services provided by the principal accountant.

Pre-Approval Policy

The Company’s audit committee pre-approves all services provided by MHM Mahoney Cohen CPAs(The New York Practice of Mayer Hoffman McCann P.C.) (see Item 9). Prior to the engagement of MHM Mahoney Cohen CPAs for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of MHM Mahoney Cohen CPAs as our auditors.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

3.1	Articles of Incorporation (1)

3.1	Bylaws of the Corporation (1)

14.1	Code of Ethics (2)
21	Subsidiaries (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________

(1). Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 24, 2004.
(2)  Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINS INC. (Registrant)

April 10, 2009	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director (Principal Executive Officer)

April 10, 2009	By:	/s/ Michael Solomon
Michael Solomon
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Klein	Chief Executive Officer, President and Director	April 10, 2009
Mark Klein	(Principal Executive Officer)

/s/ Michael J. Rosenthal	Chairman of the Board	April 10, 2009
Michael J. Rosenthal

/s/ Frank Zambrelli	Director	April 10, 2009
Frank Zambrelli