Form 10-Q
period 2009-03-31
SKINS INC.
filed 2009-05-20
CIK 1300744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common stock, $0.001 par value	78,533,561

SKINS INC.
(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

	Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008 and the period from Inception (May 18, 2004) to March 31, 2009 (unaudited)	5

	Consolidated Statements of Stockholders' Equity (Deficiency) the period from Inception (May 18, 2004) to March 31, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008, and the period from Inception (May 18, 2004) to March 31, 2009 (unaudited)	14

	Notes to Condensed Consolidated Interim Financial Statements	16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4.	CONTROLS AND PROCEDURES	44

PART II - OTHER INFORMATION		45

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	48

SIGNATURES		49

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

The results for the three ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on April 10, 2009.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$29,908	$88
Accounts receivable, less allowance for doubtful accounts of $10,388 at March 31, 2009	21,737	-
Inventory (Note 3)	207,314	-
Prepaid expenses	18,650	56,355
Total current assets	277,609	56,443

Property and equipment, net (Note 5)	81,420	173,071
Software costs, net (Note 6)	-	434
Capitalized production molds, net (Note 7)	30,530	-
Patent costs, net (Note 8)	192,643	195,357
Other intangibles, net (Note 9)	4,083	4,198
Deferred financing costs (Note 17)	40,500	-
Total Assets	$626,785	$429,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$1,664,256	$1,497,434
Convertible accounts payable (Note 11)	242,314	-
Liability for derivative instruments (Notes 12 and 13)	812,530	-
Convertible debenture-Tangiers (Notes 11 )	65,000	-
Liquidated damages	21,988	21,988
Total current liabilities	2,806,088	1,519,422

Convertible debenture-JED (Note 11 )	185,000

Total Liabilities	2,991,088	1,519,422

Commitments and contingencies (Note 15)

Stockholders' Deficiency (Notes 1 and 17)
Common Stock, $.001 par value; 436,363,650 shares authorized; 71,123,992 and 68,608,471 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	71,124	68,608
Additional paid in capital	15,269,060	14,484,778
Deficit accumulated in the development stage	(17,704,487)	(15,643,305)
Total stockholders' deficiency	(2,364,303)	(1,089,919)

Total Liabilities and Stockholders' Deficiency	$626,785	$429,503

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2009	2008	2009
Revenues (Note 3)	$32,125	$-	$32,125

Operating expenses:
Cost of sales	22,389	-	22,389
Design and development	70,861	109,253	3,263,966
Selling, general and administrative	1,081,858	917,955	12,512,533

Total operating expenses	1,175,108	1,027,208	15,798,888

Operating loss	(1,142,983)	(1,027,208)	(15,759,097)

Unrealized (loss) on derivative instruments (Notes 12 and 13)	(812,530)	-	(2,119,284)
Liquidated damages	-	-	(21,988)
Interest income	-	-	77,810
Loss on extinguishment of debt (Note 16)	(103,938)	-	(103,938)
Loss on disposal of property and equipment	-	(1,993)	(24,172)

Amortization of discount on notes payable (Note 14)	-	(86,590)	(104,003)

Interest expense	(1,731)	(6,325)	(18,007)

Net loss	$(2,061,182)	$(1,122,116)	$(18,080,345)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	69,361,544	39,692,878

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
			Additional	Accumulated	Total
			Paid-in	In The	Stockholders'
	Common Stock		(deficit in)	Development	Equity/
	Shares	Amounts	Capital	Stage	(Deficiency)
Transfer of net liabilities from a predecessor entity - May 18, 2004		$-	$(32,312)	$-	$(32,312)
Shares issued on June 1, 2004	954,513	955	9,045		10,000
Shares issued on July 2, 2004	954,513	955	9,045		10,000
Shares issued on August 4, 2004	1,909,026	1,909	18,091		20,000
Shares issued on August 10, 2004	1,909,026	1,909	18,091		20,000
Shares issued on December 1, 2004	8,338,484	8,338	79,162		87,500
Shares issued on December 30, 2004	144,077	144	1,356		1,500
Shares issued on December 31, 2004	3,818,053	3,818	36,182		40,000
Net Loss	-	-	-	(152,706)	(152,706)
Balances at December 31, 2004	18,027,692	18,028	138,660	(152,706)	3,982

Shares issued for services on October 20, 2005	1,376,308	1,376	(1,370)	-	6
Net Loss January 1, 2005 to October 20, 2005				(223,152)	(223,152)
Recapitalization of deficit upon merger of Skins Shoes, LLC into Skin Shoes, Inc. on October 20, 2005 (Note 1)			(375,858)	375,858	-
Net Loss Oct 21, 2005 to Dec 31, 2005		-	-	(309,162)	(309,162)
Balances at December 31, 2005	19,404,000	19,404	(238,568)	(309,162)	(528,326)

Reclassification of Share based liability Awards to equity Awards upon the re-Adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157	-	241,157
Skins Inc. net assets assumed - March 20, 2006	14,821,434	14,821	1,693,886		1,708,707
Conversion of convertible debenture - Common Stock - March 20, 2006	178,572	179	119,821		120,000
Shares issued for consulting services on April 3, 2006	122,000	122	145,058		145,180

Share based Compensation, June 30, 2006			86,156		86,156
Share based Compensation, September 30, 2006			130,218		130,218
Reclassification of Derivative Liability as Form SB-2 became effective on October 10, 2006			1,890,600		1,890,600
Warrants Exercised December 5, 2006	30,000	30	29,970		30,000
Warrants Exercised December 8, 2006	120,000	120	119,880		120,000
Warrants Exercised December 11, 2006	320,000	320	319,680		320,000
Warrants Exercised December 12, 2006	115,715	116	115,599		115,715
Warrants Exercised December 14, 2006	119,000	119	118,881		119,000
Warrants Exercised December 15, 2006	274,000	274	273,726		274,000
Warrants Exercised December 19, 2006	363,476	363	363,113		363,476
Warrants Exercised December 21, 2006	238,572	238	238,334		238,572
Warrants Exercised December 22, 2006	100,000	100	99,900		100,000
Share based Compensation, December 31, 2006			356,240		356,240
Net Loss				(4,100,278)	(4,100,278)
Balances at December 31, 2006	36,206,769	36,206	6,103,651	(4,409,440)	1,730,417

Warrants Exercised January 5, 2007	100,000	100	99,900		100,000
Warrants Exercised January 6, 2007	11,904	12	11,882		11,894
Warrants Exercised January 10, 2007	100,000	100	99,900		100,000
Warrants Exercised January 25, 2007	200,000	200	199,800		200,000
Warrants Exercised February 7, 2007	59,524	60	59,464		59,524
Warrants Exercised February 26, 2007	138,070	138	137,906	-	138,044
Repurchase of options	-	-	(30,445)	-	(30,445)
Share based Compensation, March 31, 2007			195,381		195,381
Shares issued on May 21, 2007 (net of issuance costs of $37,987)	4,000,000	4,000	2,958,013		2,962,013
Share based Compensation, June 30, 2007			156,138		156,138
Warrants exercised July 24, 2007	60,000	60	59,865		59,925

Warrants exercised August 7, 2007	10,000	10	9,965		9,975
Warrants exercised August 14 2007	75,000	75	75,000		75,075
Share based compensation, September 30, 2007			213,453		213,453
Shares issued on October 31, 2007 to correct prior balances	2
Discount on note payable for common stock to be issued - December 21, 2007 (Note 14)			57,353		57,353
Share based compensation for the three months ended December 31, 2007			163,757		163,757
Net Loss	-	-		(6,612,193)	(6,612,193)
Balances at December 31, 2007	40,961,294	40,961	10,570,983	(11,021,633)	(409,689)

Discount on notes payable for common stock to be issued - January 7, 2008 (Note 14)			68,382		68,382
Discount on note payable for common stock to be issued- February 11, 2008 (Note 14)			15,294		15,294
Discount on note payable for common stock to be issued- February 14, 2008 (Note 14)			50,000		50,000
Discount on note payable for common stock to be issued- February 28, 2008 (Note 14)			8,478		8,478
Shares issued on March 14, 2008 for the common stock to be issued on the December 21, 2007 note discount (Note 14)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the January 7, 2008 note (Note 14)	220,588	221	(221)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 11, 2008 note (Note 14)	58,824	59	(59)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 14, 2008 note (Note 14)	185,185	185	(185)		-
Shares issued on March 14, 2008 for the common stock to be issued on the February 28, 2008 note (Note 14)	32,609	32	(32)		-

Discount on note payable for common stock to be issued- March 17, 2008 (Note 14)	90,909	90,909
Share based compensation for the three months ended March 31, 2008	74,454	74,454
Proceeds received on March 27, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	150,000	150,000
Proceeds received on March 28, 2008 for issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	160,000	160,000
Proceeds received on April 1, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	100,000	100,000
Compensation expense on repriced stock options April 2, 2008	76,338	76,338
Proceeds received on April 2, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	150,000	150,000
Proceeds received on April 3, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	45,000	45,000
Proceeds received on April 4, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	215,000	215,000
Proceeds received on April 7, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	65,000	65,000
Proceeds received on April 9, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)	200,000	200,000

Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114 for private placement units on April 9, 2008 (Note 17)			524,701	524,701
Fee expense on additional shares to be issued to secured promissory note holders in lieu of principal and interest payment as of April 9, 2008 (Note 17)			186,413	186,413
Private placement units from April 9, 2008 offering to be issued to non-employee and advisory board members in lieu of payment of fees owed (Note 17)			40,645	40,645
Proceeds received on April 11, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)			600,000	600,000
Proceeds received on April 12, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)			220,000	220,000
Proceeds received on April 15, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)			20,000	20,000
Proceeds received on April 16, 2008 for the issuance of common stock in relation to the April 9, 2008 private placement (Note 17)			10,000	10,000
Issuance of shares on April 18, 2008 in relation to March 17, 2008 promissory note (Note 17)	568,182	569	(569)	-
Shares issued on May 28, 2008 related to private placement cash proceeds received in March and April 2008, less direct costs of $66,547 (Note 17)	9,675,000	9,675	(76,222)	(66,547)
Shares issued on May 28, 2008 related to exchange of promissory notes in April 9, 2008 private placement (Note 17)	3,525,000	3,525	(3,525)	-

Shares issued on May 28, 2008 for Fee Expense in relation to additional shares on exchange of promissory notes (Note 17)	316,298	316	(316)	-
Shares issued on May 28, 2008 in relation to April 9, 2008 private placement for payment of fees due to non-employee board and advisory board members (Note 17)	203,225	203	(203)	-
Shares issued on May 28, 2008 to consultant in relation to the April 9, 2008 private placement (Note 17)	100,000	100	(100)	-
Share-based compensation for the three months ended June 30, 2008			76,102	76,102
Proceeds received on September 4, 2008 for the issuance of common stock in relation to the September 2008 private placement			125,000	125,000
Proceeds received on September 5, 2008 for the issuance of common stock in relation to the September 2008 private placement			50,000	50,000
Proceeds received on September 10, 2008 for the issuance of common stock in relation to the September 2008 private placement			20,000	20,000
Proceeds received on September 18, 2008 for the issuance of common stock in relation to the September 2008 private placement			50,000	50,000
Share-based compensation for the three months ended September 30, 2008			114,418	114,418
Escrow Shares returned and canceled on September 20, 2008 pursuant to terms of March 20, 2006 Exchange Transaction (Note 1)	(72,689)	(73)	73	-
Shares issued on October 30, 2008 to the Company’s Chief Financial Officer pursuant to employment letter	400,000	400	91,600	92,000

Shares issued on October 30, 2008 to the Consultant pursuant to July 30, 2008 letter agreement	200,000	200	9,800		10,000
Proceeds received on November 7, 2008 for the issuance of common stock in relation to the September 2008 private placement			150,000		150,000
Shares issued on November 18, 2008 to consultants in lieu of payment for services	1,900,000	1,900	121,100		123,000
Proceeds received on November 19, 2008 for the issuance of common stock in relation to the September 2008 private placement			80,000		80,000
Proceeds received on November 26, 2008 for the issuance of common stock in relation to the September 2008 private placement			10,000		10,000
Shares issued on December 19, 2008 related to private placement cash proceeds received in September and November 2008	9,700,000	9,700	(9,700)		-
Shares issued on December 19, 2008 related to units from September 2008 offering issued to a former non-employee Board member and two former Advisory board members in lieu of payment of fees owed	414,367	414	20,304		20,718
Share-based compensation for the three months ended December 31, 2008			16,137		16,137
Net loss				(4,621,672)	(4,621,672)
Balances at December 31, 2008	68,608,471	68,608	14,484,778	(15,643,305)	(1,089,919)

Proceeds received on January 16, 2009 for the issuance of common stock in relation to the January 2009 private placement (Note 17)			70,000		70,000

Proceeds received on January 29, 2009 for the issuance Of common stock in relation to the January 2009 private placement (Note 17)			7,875		7,875
Shares issued on February 18, 2009 related to private placement cash proceeds received in January 2009 (Note 17)	1,557,500	1,558	(1,558)		-
Shares issued on March 27, 2009 in relation to the JED conversion of accounts payable (Note 11)	350,878	351	19,649		20,000
Shares issued on March 30, 2009 to a consultant pursuant to a March 2, 2009 agreement (Note 17)	57,143	57	5,943		6,000

Shares issued on March 31, 2009 to a consultant -pursuant to a February 19, 2009 agreement (Note 17 )	250,000	250	33,500		33,750

Shares issued on March 31, 2009 to a consultant—an affiliate of Tangiers—for legal services (Note 17)	300,000	300	40,200		40,500
Share-based compensation for the three months ended March 31, 2009 (Note 16)			307,610		307,610
Stock options granted in lieu of payment for board fees and salary (Note 16)			301,063		301,0635
Net loss				(2,061,182)	(2,061,182)
Balances at March 31, 2009 (unaudited)	71,123,992	$71,124	$15,269,060	$(17,704,487)	$(2,364,303)

The accompanying notes are an integral part of the consolidated interim financial statements.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (May 18, 2004) to March 31,
	2009	2008	2009
Cash flows used in operating activities:
Net loss	$(2,061,182)	$(1,122,116)	$(18,080,345)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	91,651	1,675	311,642
Amortization	13,440	7,512	69,103
Issuance of common stock for services	39,750	18,150	539,152
Share based compensation expense	307,610	74,454	2,232,476
Loss on extinguishment of debt	103,938	-	103,938
Allowance for doubtful accounts	10,388	-	10,388
Loss on write down of molds	-	-	243,156
Loss on disposal of property and equipment	-	1,993	24,172
Amortization on discount of note payable	-	86,590	104,003
Unrealized loss on derivative instruments	812,530	-	2,119,284
Changes in operating assets and liabilities:
Accounts receivable	(32,125)	-	(32,125)
Inventory	(207,314)	(245,678)	(207,314)
Prepaid expenses	37,705	107,883	4,721
Accounts payable, convertible payable, and accrued liabilities	626,261	386,474	2,185,355
Liquidated Damages	-	-	21,988
Net cash used in operating activities	(257,348)	(683,063)	(10,350,406)

Cash flows used in investing activities:
Purchases of molds	(40,707)	(73,100)	(283,863)
Software costs	-	-	(31,551)
Purchase of property and equipment	-	(96,065)	(415,256)
Patent Costs	-	(9,545)	(211,061)
Other intangibles	-	-	(4,589)
Cash used in investing activities	(40,707)	(178,710)	(946,320)

Cash flows provided by financing activities:
Cash assumed in connection with Recapitalization	-	-	2,261,462
Related-party payments	-	-	(26,924)
Proceeds from issuance of Common Stock (net of issuance costs)	77,875	310,000	8,017,541
Proceeds from issuance of convertible debentures	250,000	-	250,000
Proceeds from notes payable	-	555,000	855,000
Repurchase of options (Note 16)	-	-	(30,445)
Net cash provided by financing activities	327,875	865,000	11,326,634

Net increase in cash and cash equivalents	29,820	3,227	29,908
Cash and cash equivalents at beginning of period	88	6,186	-
Cash and cash equivalents at end of period	$29,908	$9,413	$29,908

Supplemental Disclosure of Cash Flow Information
Cash paid during this year for:
Interest	$-	$-	$10,162

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On May 18, 2004 the Company received Net Liabilities from a predecessor entity totaling	$-	$-	$32,312
Net liabilities assumed from reverse acquisition on March 20, 2006, net of cash of $2,261,462	-	-	552,755
Conversion of convertible debenture, assumed from reverse acquisition, to common stock	-	-	120,000
Conversion of convertible debenture, assumed from reverse acquisition, to warrant liability	-	-	30,000
Transfer of deficit due to merger of Skin Shoes, LLC into Skin Shoes, Inc. on October 20, 2005	-	-	375,568
Issuance of Common Stock to consultants on April 3, 2006 for services to be provided for a two year term	-	-	145,180
Reclassification of share based liability awards to equity awards upon the re-adoption of the 2005 Incentive Stock Plan on March 16, 2006	-	-	241,157
Reclassification of derivative liability to equity upon the declaration of the SB-2 registration statement as effective.	-	-	1,890,600
Exchange of $705,000 of secured promissory notes, net of unamortized discount of $186,413 and accrued interest of $6,114, for private placement units on April 9, 2008	–	-	524,701
Discounts on notes payable for common stock to be issued December 31, 2007, January 7, February 11, February 24, February 28, March 17, 2008 (Note 14)	–	233,063	290,416

617,592 shares of common stock issued to non-employee and Advisory Board members for payment of fees due	–	–	61,363

Issuance of Common Stock to a consultant on November 18, 2008 for services to be provided over a three month term	–	–	60,000

Issuance of Common Stock on October 30, 2008 for a payable to a consultant	–	–	10,000

Issuance of Common Stock to Consultants on March 3, 2006 for services to be provided for a Two year term	–	–	127,030

Conversion of accounts payable into 350,878 shares of common stock	20,000	–	20,000

Issuance of 11,918,182 stock options on February 5, 2009 to board members, company officers, employees, and a consultant in payment of accrued board fees, salaries, and consulting fees	197,125	–	197,125

Issuance of Common Stock to a consultant on March 31, 2009 for legal services (Note 17)	40,500	–	40,500

Assignment and Assumption of accounts payable on March 27, 2009	$262,314	$–	$262,314

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

Development Stage

The Company is in the development stage. Since its formation the Company has not realized any significant revenues from its planned operations. The Company intends to design, manufacture and market high quality men's and women's footwear. The Company's primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. The deficit accumulated in the development stage presented on the consolidated balance sheet on March 31, 2009 will not agree with the total loss from May 18, 2004 (inception date) to March 31, 2009 due to the treatment of the merger of the non-taxable entity to a taxable corporation on October 20, 2005 described in paragraph three of Note 1, basis of presentation, organization and other matters.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2009, the Company has no significant established source of revenues, a working capital deficit of approximately $2,528,479, and has accumulated losses of $18,080,345 since its inception. Its ability to continue as a going concern is dependent upon achieving production and sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results for the nine months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the summary of accounting policies and the notes to condensed consolidated interim financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts receivable is an estimate of losses that might be realized as a result of customers’ inability to pay.   Management estimates this allowance based a review of customer status.  Adjustments to these estimates may be required if the financial condition of the customers change.

Inventories

Inventory is valued at the lower of cost or market using the first-in, first-out (“FIFO”) method or methods that approximate the FIFO method.   Inventory costs include costs of finished goods from third party manufacturers, inbound freight, duties, and sourcing agent fees.  Costs of warehousing and distribution are expensed as incurred and are included in selling, general and administrative expenses.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized when products have been shipped, persuasive evidence of an arrangement exists, the customer takes legal title, the sales price is fixed or determinable, and collectability of the related receivable is reasonably assured.  Estimated allowances for returns and discounts are recorded as a reduction of gross revenue during the same period as the related revenue is recorded.  These estimates are based on factors that include, but not limited to, analysis of credit memorandum activity and management’s current expectations.  The ultimate amount realized from the sale of products could differ from management estimates.

Recently Adopted and Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements except for disclosures found in Note 13. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.   FSP FAS 157-2 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009 and application of FSA FAS 157-2 had no impact on the Company’s consolidated financial statements.

In October 2008 the FASB issued FSP FAS No. 157-3 (“FSP FAS 157-3”), “Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP 157-3 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009 and application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below.

In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP: (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, (2) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, (3) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (4) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (5) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (6) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4, FSP 115-2 and FAS 124-2 will not have a material impact on the Company’s consolidated financial statements upon adoption.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.   The Company is currently evaluating the impact adoption of FSP 107-1 and APB 28-1may have on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements)" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141(R) "Business Combinations." SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company has adopted the accounting and reporting standards of SFAS 160 in its March 31, 2009 consolidated financial statements.  SFAS 160 had no impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 14 1(R) is required for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In April 2009 the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 141(R) and FSP FAS 141(R)-1 are effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of SFAS 141(R) and FSP FAS 141(R)-1  had no impact on the Company’s consolidated financial statements.

In March 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company has adopted the disclosure provisions of SFAS 161 as described in Note 12.

In May 2008, the financial accounting standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Management is currently evaluating the impact the adoption FSP APB-14-1 may have on the consolidated financial statements.  FSP APB-14-1 is effective for the Financial Statements included in the Company’s quarterly report for the three months ended March 31, 2009 and application of FSP APB 14-1 had no impact on the Company’s consolidated financial statements.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2008 the FAB issued FSP Emerging Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF-03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 is effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009, and application of FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.

NOTE 4:  NET LOSS PER COMMON SHARE

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period for the three months ended March 31, 2009 and 2008 the Company had 1,404,000 common shares held in escrow through September 20, 2008 and zero held in escrow thereafter. . The shares held in escrow were excluded from the weighted average common share calculation at each date because all the necessary conditions for the release of the escrow shares had not been satisfied at that time.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted net loss per share are the same.

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss - basic and diluted	$(2,061,182)	$(1,122,116)

Denominator:
Weighted average shares – basic	69,361,544	39,692,878

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	69,361,544	39,692,878
Loss per share
Basic	$(0.03)	$(0.03)

Diluted	$(0.03)	$(0.03)

At March 31, 2009 and 2008 the Company stock options outstanding totaled 17,702,274 and 3,366,500, respectively. In addition, at March 31, 2009 and 2008, the Company’s warrants outstanding represented 35,161,026 and 4,714,714 common shares, respectively. Inclusion of the Company’s options and warrants in diluted loss per share for the three months ended March 31, 2009 and 2008 have an anti-dilutive effect because the Company incurred a loss from operations.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Sewing equipment	$1,882	$1,882
Computer equipment	18,624	18,623
Store displays	360,343	360,343
	380,848	380,848
Less accumulated depreciation	299,428	207,777
	$81,420	$173,071

Depreciation expense related to property and equipment was $91,651 and $1,675 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6: SOFTWARE COSTS

Software costs, net consist of the following:

	March 31, 2009	December 31, 2008
Website design costs	$31,551	$31,551
Less accumulated amortization	31,551	31,117
	$-	$434

Amortization expense related to software costs was $434 and $5,258 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7: CAPITALIZED PRODUCTION MOLDS

During the three months ended March 31, 2009, and 2008, respectively, the Company purchased $40,707 and $73,100, respectively of production molds. The Company periodically evaluates the value of its assets and will write off the unamortized value if it is determined that the asset will not be recovered in the ordinary course of business.  The Company’s capitalized production molds are $30,530 and $0 at March 31, 2009 and December 31, 2008, respectively.   For the three months ended March 31, 2009 amortization expense related to the production molds was $10,177.  For the three months ended March 31, 2008 no amortization of production molds is included in the consolidated statement of operations as they were not placed in service.

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8: PATENT COSTS

The Company periodically evaluates the recoverability of unamortized patents and will write off the unamortized value if it is determined they no longer have value. Patent costs consists of:

	March 31, 2009	December 31, 2008
Patent costs	$219,512	$219,512

Less accumulated amortization	26,869	24,155

	$192,643	$195,357

Amortization expense related to patents was $2,714 and $2,219 for the three months ended March 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $10,900 for each year.

NOTE 9: OTHER INTANGIBLES

The Company’s capitalized internet brand name was $4,589  at March 31, 2009 and December 31, 2008,  and is being amortized using the straight line method over an estimated useful life of 10 years. Accumulated amortization at March 31, 2009 and December 31, 2008 is $506 and $391, respectively. Amortization expense related to other intangibles was $115 and $379 for the three months ended March 31, 2009 and 2008, respectively

NOTE 10: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008

Trade payables	$833,183	$828,078
Professional fees	454,939	320,084
Commissions payable	30,000	30,000
Board Fees and Director Fees	7,500	92,500
Payroll and payroll taxes payable	332,283	212,965
Other accrued liabilities	6,351	13,807
	$1,664,256	$1,497,434

SKINS INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: CONVERTIBLE DEBENTURES AND CONVERTIBLE PAYABLES

$85,000 Convertible Debenture

On March 23, 2009, as part of a Securities Purchase Agreement (“SPA”) with Tangiers Investors, LP, a limited partnership (“Tangiers”), the Company sold a one-year 7% Convertible Debenture to Tangiers for $85,000 (“Tangiers Debenture”).

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

In the case of an Event of Default, as defined, or a Fundamental Corporate Change, as defined, the Maturity Date shall be accelerated and the principal amount due shall be increased by 150%. In the event of late payment of principal or interest the Conversion Price shall be subject to adjustment, as defined.  During March 2009 the Company received $58,200 in proceeds from the sale of the debenture after deduction of $6,800 of fees payable to a consultant.  On April 1, 2009 the Company received the remaining $20,000 of the proceeds.

JED Convertible Debentures

On March 19, 2009 and March 25, 2009 the Company issued two 8% Convertible Debentures (“the Debentures”) to JED Management Corp. (“JED”) for $185,000 each.

Principal and accrued interest on the Debentures matures on as follows: $76,000 on March 19, 2011, $109,000 on March 25, 2011 for the first of the Debentures, and $185,000 on March 25, 2011on the second of the Debentures.  The Company may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (60%) of the lowest closing bid price, determined on the then current trading market for the Company’s Common Stock, for 10 trading days prior to conversion.  In addition, one of the Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for non-trade debt of upto $275,000.

For a period of six months from March 19, 2009 and March 25, 2009, respectively, JED shall be entitled to “piggyback” registration rights on registration statements being filed by the Company except if the registration statements are being filed for the purposes of “Pipe” transactions.

In the case of an Event of Default, as defined, the payment of principal and accrued interest shall be immediately due and payable if JED so elects.

For the three months ended March 31, 2009 the Company recognized $343 of interest expense on the convertible debentures.

The Convertible Debentures mature as follows:

2010	$65,000
2011	185,000
$250,000

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11: CONVERTIBLE DEBENTURES AND CONVERTIBLE PAYABLES (continued)

JED Convertible Accounts Payable

On March 27, 2009 JED exchanged, in settlement of second of the debentures,  $262,314 of payables of the Company pursuant to Assignment and Assumption Agreements (“A-A Agreements”) between JED and two of the Company’s vendors.  Pursuant to the A-A Agreements JED purchased from the vendors, at a discount, payables owed to the vendors provided that the Company agrees to convert to common stock the payables, now owned by JED (“JED Convertible Payables”), at 60% of the lowest closing bid price for 10 days prior to the conversion date.   All conversions of the Convertible Payables into common stock are made at the sole discretion of JED.  The Convertible Payables do not carry an interest charge.

The exchange of was accounted for pursuant to EITF No. 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Under terms of  EITF 96-19 if the debt instruments being exchanged are substantially different, as defined, then the new debt instrument should be recorded at fair value and that amount is used to determine the debt extinguishment gain or loss to be recognized.  The Company has determined that the instruments exchanged were substantially different but the fair values of the new instrument equaled the debt instrument modified, therefore no gain or loss extinguishment was recognized (Note 13).

On March 27, 2009-March 31, 2009 JED converted $20,000 of trade payables due under the A-A Agreements into 350,878 shares of common stock.

NOTE 12: EMBEDDED DERIVATIVES

Statement of Financial  Accounting  Standards  (SFAS) No. 133,  "Accounting  for Derivative  Instruments  and Hedging  Activities," as amended and EITF Issue No. 00-19,   "Accounting  for  Derivative  Financial  Instruments  Indexed  to,  and Potentially  Settled in, a Company's Own Stock,"  require all  derivatives to be recorded  on the balance  sheet at fair  value.  The conversion features on the convertible debentures disclosed in Note 11 are variable and contain embedded derivatives. The embedded derivatives are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense.  The pricing model used for determining the fair value of embedded derivatives is the Black- Scholes Pricing Model.  Valuations derived from this model are subject to ongoing internal and external verification and review.  The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

The fair value and balance sheet location of derivative instruments are as follows:

		Fair
	Location	Value
Embedded derivative instruments	Liability for derivative instruments	$812,530

The amount of unrealized losses and statement of operations location of derivative instruments are as follows:

		Unrealized
	Location	Losses
Embedded derivative instruments	Unrealized losses on derivative instruments	$812,530

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13: FAIR VALUE MEASUREMENTS

As discussed in Note 3, “Recently Adopted and Issued Accounting Pronouncements”, the Company adopted FAS 157 effective January 1, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 inputs
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Embedded Derivative Liability

The conversion features on the convertible debentures disclosed in Note 11 are variable and contain embedded derivatives. The embedded derivatives are separately valued and accounted for at fair value using the Black Scholes Pricing Model.  The Black Scholes Pricing valuation model considers various assumptions, including the current market price for the Company’s common stock, current conversion price on the debt, risk free interest rate, volatility on the Company’s common stock and remaining maturity date of the convertible debt, as well as other relevant economic measures (Level 2 of fair value hierarchy).

Modification of Debt Instrument

The Company modified $262,314 of its trade accounts payable by adding a conversion feature to a holder who purchased the trade accounts payable from its existing vendors (through the exchange and settlement of the March 25, 2009 convertible debenture-Note 11). Under the terms of EITF 96-19, a debt instrument should be recorded at fair value and a debt extinguishment gain or loss to be recognized if the debt instrument has been exchanged or modified and those changes are substantially different, as defined.  The Company has determined that adding the conversion feature to the $262,214 of trade accounts payable has rendered the debt substantially different.  Based on a discounted cash flow approach the Company concluded that the fair value of the debt approximated its carrying value and therefore no debt extinguishment gain or loss was recorded (Level 2 of fair value hierarchy).

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13: FAIR VALUE MEASUREMENTS

The following items are measured at fair value on a recurring basis subject to disclosure requirements of SFAS 157 at March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Liabilities:
Embedded Derivative Liability	$812,530	$-	$812,530	$-

The Company has consistently applied valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

NOTE 14: NOTES PAYABLE

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

Amortization of discounts was $0 and $86,590 for the three months ended March 31, 2009 and 2008, respectively.

On April 9, 2008, the Company conducted a private placement and all the lenders invested their principal amount due under the Notes of $705,000 net of amortized discount of $186,413 into the placement and waived interest due under the Notes of $6,114 for 3,525,000 shares of common stock. As part of the consideration, the Company issued an additional 316,298 shares of common stock to the lenders as part of the transaction (Note 17).

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

On November 7, 2006 the Company entered into a factoring agreement with FCC, LLC (“First Capital”) through October 31, 2008. The agreement provided for the Company to sell its credit-approved accounts receivable to First Capital without recourse as to bad debts but with recourse as to all future customer claims. First Capital  was to provide cash advances to the Company in an amount equal to 85% of the value of the assigned accounts receivable, as defined. In addition the First Capital will make cash advances to the Company against the value of the Company’s future finished goods inventory, up to a maximum of $500,000.  Unpaid advances  were to bear interest at the greater of 6% or 1% above the prime rate. Upon commencement of factoring, the Company’s obligation to First Capital will be secured by all of its tangible and intangible assets. This agreement expired on October 31, 2008.   The Company settled the minimum fees due under the First Capital agreement for $35,000 of which $30,000 remains outstanding as of March 31, 2009.

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

On November 11, 2008 the Company closed on a Revolving Loan and Security Agreement (the “Loan Agreement) which included a September 12, 2008 Facility Letter signed with Ashford Finance, LLC (“Ashford”), the terms of which provide for a $3 million Letter of Credit and Accounts Receivable financing facility. The Loan Agreement terminates on November 30, 2009. All financings by Ashford are subject to Ashford’s sole discretion. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. In addition Ashford will finance up to 75% of eligible accounts receivable, as defined. This agreement is collateralized by a first priority security interest in all Company assets, as defined. In addition all borrowings under the terms of the Facility are personally guaranteed by Mark Klein, the Company’s Chief Executive Officer. As of March 31, 2009 the Company has not made any borrowings under the Loan Agreement.

Further, Ashford will only finance Letters of Credit or accounts receivable for transactions involving customers for whom the Company has obtained credit insurance. Accordingly, on September 15, 2008 the Company obtained a one-year $500,000 credit insurance policy on certain customers for a total cost of $13,080 which represents the annual insurance premium plus expenses which is being amortized on a straight-line basis over the policy term. For the three months ended March 31, 2009 the Company recorded insurance expense of $3,225 which is included in selling, general and administrative expenses.

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

On November 24, 2008 the Company entered into a Buying Agency Agreement with LJP International, LLC (“LJP”).  Pursuant to the agreement, LJP will serve as the Company’s non-exclusive buying and sourcing agent and will be responsible for sourcing of raw materials, arranging manufacturing facilities, monitoring manufacturer quality, finished product inspection, and coordinating freight forwarders.  The Company will pay LJP an amount equal to 8% of the FOB country of origin price for product ordered, shipped, and accepted by the Company.   Either party may terminate the agreement at any time upon providing the other party with 90 days written notice.  At March 31, 2009 the amount due to LJP totaled $18,398 and is included in Accounts Payable and Accrued Expenses.

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

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

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

On July 31, 2008 the Company signed a one year agreement with a Consultant  for, among other things, introductions to institutional financing sources. For any non-equity financing received from funding sources introduced by the Consultant the Consultant shall be paid a cash fee of 2% of the gross proceeds of the funding and an equal amount in Warrants to purchase Company stock. For any equity financing received from sources introduced by the Consultant the Consultant shall be paid a finders fee of 2% in cash and 3% in Warrants to purchase Company stock. The Warrants will be issued at the closing bid price on the day the financing is procured, receive Piggy Back Registration Rights, and shall expire one year from the date of issuance.   There are no amounts due under this agreement for the three months ended March 31, 2009.

On September 26, 2008 the Company entered into a one year lease, beginning October 1, 2008, for new office space in Hoboken, New Jersey. The minimum monthly rental under the lease is $2,200 per month. The Company also paid a one-month security deposit. The lease is renewable for one year at a minimum rental rate of $2,200 per month.

On February 5, 2009 the Company signed a consulting agreement which requires that the Company pay certain fees to the consultant based upon funding obtain by the Company though any contacts introduced by the consultant.  Tangiers was introduced to the Company by the consultant.  The Company will pay fees on funds actually received by the company equaling 8% of the first $1million dollars, 6.50% of the next $1million dollars, 4.5% of the next $2 million dollars, and 4% of any funding received by the Company in excess of $4 million.  For the Tangiers Debenture the consultant received $6,800 as a fee which was directly deducted from the $65,000 proceeds (Note 11).

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 15: COMMITMENTS AND CONTINGENCIES (continued)

On March 2, 2009 the Company entered into a seven-month services agreement with a public relations consultant.  Pursuant to terms of the agreement the Company will pay the consultant a $7,500 monthly fee which is payable of which $2,500 is payable in cash and $5,000 is payable in shares of common stock for April-September 2009.  For the month of March 2009 the monthly fee was $1,500 in cash and $6,000 payable in shares of common stock.  The agreement expires on September 30, 2009.  The agreement also provides for the reimbursement to the consultant for out-of-pocket expenses.

NOTE 16: STOCK OPTIONS

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

As part of the Share Exchange Agreement (Note 1) dated November 2, 2005, the Company assumed Skins Footwear’s 2005 Incentive Plan.

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

NOTE 16:  STOCK OPTIONS (continued)

Expected volatility	17.30%
Expected dividends	0
Expected Term (Years)	3
Risk free interest rate	4.70%

The total incremental compensation expense from the cancellation and replacement of the awards was $196,763, which is expected to be recognized over a period of 32 months from March 16, 2006. For the three months ended March 31, 2009 and 2008, the Company recorded no compensation expense  related to the replacement option grants to the board members. On October 19, 2007, one of the board members that was granted 421,875 replacement options resigned. Any non vested portion of the option expired immediately and the vested portion of the option was exercisable for a period of 90 days following optionee’s termination. As of January 19, 2008, the former board member did not exercise any of the vested options; subsequently all options have been forfeited.

On July 25, 2008 Steve Reimer, a member of the Company’s board of directors resigned his board seat, effective on July 31, 2008. As a result of his resignation, Mr. Reimer forfeited 39,551 options originally granted to him on March 16, 2006. The Company recorded compensation expense of $9,732 in July 2008 based on Mr. Reimer's fully vested options on July 31, 2008.

•
The 421,875 options granted to two-consultants that vest over a 36-month period were granted for services not yet rendered. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the two consultants was not complete. The Company calculated the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. The options were treated as liability awards upon the original grant because the Company did not have a sufficient number of authorized shares. The options became equity awards on the date they were cancelled and re-granted. For the years ended March 31, 2009 and 2008, the Company recorded compensation expense of $0 and $12,720, respectively.

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

The total compensation expense related to the non-vested options on 2006 awards at March 31, 2009 is $3,819.  For the three months ended March 31, 2009 and 2008 the Company recorded compensation expense of $7,614 and $2,417, respectively related to the two grants above.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 16: STOCK OPTIONS (continued)

On May 9, 2006 the Company granted 300,000 options to a consultant at a per share exercise price of $1.06. The options vest quarterly beginning three months from the date of the agreement and expire 30 days after the related investor relations agreement is terminated. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this grant. The Company measured the compensation associated with this grant based on the fair value of the equity instrument. There is no measurement date to calculate the fair value of this grant at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculated the expense at each reporting period based on the fair value of the options that vested during the reporting period. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of $0 and $35, respectively.

On October 12, 2006 the Company granted 375,000 options to a consultant. 175,000 options vest immediately with the remaining 175,000 vesting annually over a three-year period with the first vesting occurring one year after the year of grant. In addition, the Company granted three other consultants a total of 80,000 options that vest annually over a three-year period with the first vesting occurring one year after the year of grant. The 455,000 options were granted for services not yet occurred. The Company used the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants. The Company measured the compensation associated with these grants based on the fair value of the equity instruments issued. There is no measurement date to calculate the fair value of the options at the date of grant because the performance commitment had not yet occurred (there are no sufficiently large disincentives for non-performance) and the performance by the consultants were not complete. The Company will calculate the expense at each reporting period based upon fair value of the options that vested during the reporting period using the fair value on the reporting date. Fair value was calculated using the Black-Scholes model. For the three months ended March 31, 2009 and 2008 no options under this grant vested and so no expense had been recorded.

2007 Option Grants

On March 14, 2007 the Company granted 20,000 options to an employee of the Company. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.63. The options expire on March 14, 2011. On November 8, 2007, the employee resigned and the options were forfeited.

On April 13, 2007 the Company granted 500,000 options to its then  Chief Operating Officer. The options vest in six semi-annual installments from the date of grant over three years, and have a per share exercise price of $1.25. The options expire on April 13, 2012.

On March 27, 2008, the Company received the resignation of its then Chief Operating Officer (“COO”), from his position with the Company effective immediately. On April 8, 2008, the Company entered into a separation agreement and release (“Separation Agreement”) with its COO in connection with his resignation as COO of the Company. Pursuant to the Separation Agreement, the COO agreed that he was not entitled to any further payments or benefits, including any annual incentive/performance bonus, under his employment agreement with the Company. The COO also agreed to release the Company from any and all claims and rights that the COO may have against the Company, including, but not limited to, any claims arising out of or relating to the employment agreement, those claims of which the COO is not aware, and all claims for attorney’s fees, costs, and interest. In exchange, the Company agreed to amend the COO’s stock option agreement to permit the vesting of 250,000 options, permit participation of such options in the option repricing on April 2, 2008, and permit the options to be exercisable for one year from the date of the termination of its COO’s employment.  The option expired on April 8, 2009 unexercised.

On July 3, 2007, the Company granted 200,000 options to its then Chief Financial Officer. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011. On the same date, the Company granted 25,000 options to the Vice President of Sales. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $1.29. The options expire on July 3, 2011. The stock options as of the date of the grant shall be expensed as compensation in the Company's consolidated statement of operations ratably over a 36 month service period.

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

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 16: STOCK OPTIONS (continued)

On September 28, 2007, the Company granted warrants to a consultant to purchase up to 150,000 shares of common stock from the Company at an exercise price of $1.38 per share. The warrants were granted to the consultant in accordance with an Investor Relations Agreement dated May 9, 2006, as amended by the First Addendum dated September 19, 2007, entered into by the Company and the consultant. The vesting schedule of the consultant warrants are contingent upon the number of shares issued upon the exercise of investor warrants sold by the Company in a private placement in May 2007. A total of 4,000,000 warrants were issued in that private placement. The warrants become exercisable, subject to terms and conditions of the investor relations agreement, as follows: the first one-third of the consultant’s warrants vest upon the exercise of 1,217,200 investor warrants, the second one-third of the consultant’s warrants vest upon the exercise of 2,434,400 investor warrants, and the final one-third of the consultant’s warrants vest upon the exercise of 3,651,600 investor warrants. The Company used the provisions of FAS 123(R) and EITF 96-18 to account for the compensation expense associated with this warrant issuance. The Company measures the compensation associated with this issuance based on the fair value of the equity instrument. There was no measurement date to calculate the fair value of this issuance at the date of grant because the performance commitment had not yet occurred and the performance by the consultant was not complete. The Company calculates the expense at each reporting period based on the fair value of the warrants that will vest during the reporting period. At March 31, 2009 no warrants under this issuance had vested, therefore no expense had been incurred.

On November 12, 2007, the Company granted 24,000 options to a consultant. The first one-third of the options vest on December 1, 2007, and the second and final one-third of the options vest on December 1, 2008 and 2009, respectively. The grant has an exercise price of $0.78 per share. The options expire on April 7, 2012. The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. For the three months ended March 31, 2009 and 2008,  no options under this granted vested and so no expense had been recorded.

The total compensation expense related to the non-vested options on 2008 awards to employees for the three months ended   March 31, 2009 is $78,857.  For the three months ended March 31, 2009 and 2008 the Company recorded compensation expense of $14,142 and $56,577, respectively.

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

On March 26, 2008, the Company granted 50,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $0.31. The options expire on March 26, 2013. The stock options as of the date of the grant have a fair value of $13,175, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.  The employee terminated before vesting occurred so no expense was recorded related to these options.

On April 9, 2008, the Company granted 125,000 options to an employee. The options vest on an annual basis over three years, with the first one-third vesting on the one year anniversary of the grant date and have a per share exercise price of $0.59. The options expire on April 9, 2012. The stock options as of the date of the grant have a fair value of $60,216, which shall be expensed as compensation in the Company’s consolidated statement of operations ratably over a 36 month service period.  The employee terminated before vesting occurred so no expense was recorded related to these options.

On June 10, 2008, in accordance with a May 27, 2008 revised agreement with TLD Asian Pacific Ltd (“TLD”), the Company granted a designee of TLD 257,143 options with an exercise price of $0.28 a share. The 257,143 options were calculated dividing $72,000 by the closing price of the Company’s common stock on the date of grant or $0.28 per share.   The Company will use the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with this grant. The Company will measure the compensation associated with these grants based on the fair value of the equity instruments. The options have a term of five years from the date of grant and have the following vesting schedule: 214,290 options vested upon grant, 21,427 options vest on July 10, 2008, and 21,426 options vest on August 10, 2008. During the three months ended March 31, 2009 and 2008 under this grant no option had vested and therefore no expense had been recorded.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 16: STOCK OPTIONS (continued)

The total compensation expense related to the non-vested options on 2008 awards to employees for the three months ended March 31, 2009 is $5,855. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of $765 and $469, respectively.

The fair value of the options granted to employees on February 29, 2008 and March 26, 2008 were calculated using the Black-Scholes option valuation model with the following assumptions:

	February 29, 2008	March 26, 2008
	Option Grants	Option Grant
Expected volatility	115.51%	125.74%
Expected dividends	None	None
Expected term (in years)	4-5	5
Risk-free interest rate	2.50%	2.55%

On April 2, 2008, the Board of Directors of the Company acted to reprice a total of 2,794,625 options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of the

Company’s common stock on the date of approval by the Board of Directors. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of the Company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.   Additional compensation expense on unvested options relating to the April 2, 2008 repricing is $1,542 and is included in selling, general and administrative expenses for the three months ended March 31, 2009.

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

2009 Option Grants

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

The issuance of stock options to the Company’s board members, officers and employees in lieu of their accrued board fees and salary resulted in the loss on extinguishment of debt of $103,938.  The loss was determined by the Company’s exchange of accounts payable and accrued liabilities with a carrying value of $197,125 for stock options with a fair value of $301,063.

On February 5, 2009 the stock option grants made to Board Members and Company Officers were as follows:

Michael J. Rosenthal, Company Chairman, was granted 2,727,273 stock options in lieu of $75,000 accrued Board fees through December 31, 2008 plus 500,000 stock options as compensation.

Mark Klein, Board member and Chief Executive Officer, was granted 363,636 stock options in lieu of $10,000 of accrued Board fees through December 31, 2008, 1,136,363 stock options in lieu of $31,250 of accrued salary through January 31, 2009 plus 2,000,000 stock options as  compensation for issuing a personal guarantee on the Ashford Loan Agreement (Note 15).

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 16: STOCK OPTIONS (continued)

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

On the Date of Grant the stock options granted to officers, employees, board members, and one consultant, had a fair market value of $521,903, of which $220,839 was recognized as an expense on the date of grant and $301,063 was exchanged for $197,125 of accounts payable and accrued expenses.  The 1,000,000 stock options granted to the source agent consultants was accounted for using the provisions of FAS 123(R) and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to account for the compensation expense associated with these grants upon which the Company recorded compensation expense of $41,833 for the three months ended March 31, 2009.

Consulting Agreement:

On February 19, 2009, commencing on March 1, 2009, the Company entered into a one-year agreement, with a consultant for investor relations consulting services. The consulting fee is 1 million shares of common stock (Note 12) and 1 million stock options.   The stock options vest in four equal monthly installments of 250,000 with the an initial vesting date of March 1, 2009.  The stock options have an exercise price of $0.35 and expire March 1, 2012.  The stock option granted to a consultant was accounted for using the provisions of FAS 123R and EITF 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services  to account for the compensation expense associated with these grants which amounted to $20,875 for the three months ended March 31, 2009.

The fair value of the 2009 stock options was determined by the Black-Scholes option valuation model with the following assumptions:

	February 5, 2009	March 1, 2009	March 1, 2009
Expected volatility	166.81%	168.67%	192.74%
Expected dividends	None	None	None
Expected term (in years)	2.0	3.0	2.0
Risk-free interest rate	0.98%	1.28%	. 81%

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 16: STOCK OPTIONS (continued)

A summary of option activity under the 2005 Plan as of March 31, 2009 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value

Options
Outstanding, January 1, 2009	3,459,092	$0.39	2.36
Granted	14,418,182	0.08
Cancelled	(175,000)	0.51
Outstanding, March 31, 2009	17,702,274	$0.12	4.35		$-

Exercisable, March 31, 2009	16,073,165	$0.12	4.36	$

A summary of the status of the Company's non-vested shares as of March 31, 2009, and changes during thethree months ended March 31, 2009, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested Shares
Non-vested, January 1, 2009	459,666	$0.51
Granted	14,418,182	0.06
Cancelled	(175,000)	0.51
Vested	(13,073,739)	0.06
Non-vested, March 31, 2009	1,629,109	$0.19

NOTE 17: STOCKHOLDERS’ DEFICIENCY

2008

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

NOTE 17: STOCKHOLDERS’ DEFICIENCY (continued)

In an effort to preserve cash for Company operations, it agreed to convert the $40,645 in debt owed to the non-employee board members and advisory board members into the private placement in lieu of payment for fees due to them.

Upon execution of the secured notes (Note 10), the holders received shares of common stock in an amount that was equal to (x) half of the principal amount of the note divided by (y) the closing trading price of the Company’s common stock on the date of the note. The lowest trading price used to calculate the number so shares to be issued under the secured notes was $0.22 per share. In consideration of the holders investing the principal due into private placement in lieu of  payment and waiving any and all interest due, each holder that received shares upon the execution of the note based on a trading price higher than $0.22 per share were issued additional shares of common stock. These additional shares were equal to the number of shares that would have been received if $0.22 were in the formula, minus the number of shares actually received upon execution of the secured note. A total of 316,298 additional shares were issued to these secured note holders. The Company booked a fee expense equal to the fair value of the additional common shares issuable at April 9, 2008 or approximately $187,000 in its consolidated statement of operations for the year ended December 31, 2008. Our former Chief Financial Officer and Chairman of the Board were each note holders that converted amounts of $15,000 and $100,000, respectively, in the private placement on the same terms and conditions as the rest of the investors.

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

2009

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

$2 million Securities Purchase Agreement

On March 23, 2009 the Company signed with Tangiers Investors, LP, a limited partnership (“Tangiers”) a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement. (“Registration Rights Agreement”). In addition, the Company sold a one-year 7% Convertible Debenture to Tangiers for $85,000 (Note 11).

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

Upon execution of the SPA the Company will pay a $100,000 Commitment Fee (“Commitment Fee”) to Tangiers payable in shares of Common Stock which shall be determined by dividing the Commitment Fee by the lowest volume weighted average price of the Company’s Common Stock during the ten business days immediately following the execution of the SPA (March 23, 2009). The shares to be issued as payment of the Commitment Fee have no registration rights.  On April 21, 2009 the Company issued 1,111,111 shares of common stock in payment of the Commitment Fee.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 17: STOCKHOLDERS’ DEFICIENCY (continued)

On March 19, 2009, prior to closing the Tangiers SPA, the Company entered into a consulting agreement with an affiliate of Tangiers in which the consultant will receive 300,000 shares of common stock, registered on Form S-8 (Note 11), for the purposes of providing legal services for the preparation of the registration statement to be filed by the Company pursuant to the terms of the SPA.  Accordingly, the Company issued the 300,000 to the consultant on March 20, 2009 which was valued at $40,500 and is recorded in Deferred Financing Costs.  The Company will charge the Deferred Financing Costs against Additional paid-in capital on a pro-rata basis as shares are sold to Tangiers, based upon the ratio of the proceeds received compared to the estimate of total proceeds to be received over the life of the SPA.

The Tangiers transactions closed on April 1, 2009.

On May 6, 2009 pursuant to terms of the SPA the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission.  The Registration Statement has not yet been declared effective.

Consulting Agreements

On February 19, 2009 the Company entered into a one-year agreement with a consultant for investor relations consulting services.   The terms of this agreement, commencing March 1, 2009, provide for a fee to be paid to the consultant in the amount of 1,000,000 shares of common stock, and 1,000,000 stock options (Note 16). The common stock is to be paid in four equal monthly installments of 250,000 shares commencing March 1, 2009 and the stock options vest in equal installments over the same period.  The stock options have an exercise price of $0.35 and expire March 1, 2012.  In addition the Company will reimburse the consultant for all pre-approved expenses not to exceed $6,000. As of March 31, 2009 management estimates that the agreement with the consultant is substantially complete and therefore has recognized an expense of $33,750 for the 250,000 shares issued on March 31, 2009.

On March 2, 2009 the Company entered into a seven-month services agreement with a public relations consultant. Pursuant to terms of the agreement the Company will pay the consultant a $7,500 monthly fee which is payable of which $2,500 is payable in cash and $5,000 is payable in shares of common stock for April-September 2009. For the month of March 2009 the monthly fee will be $1,500 in cash and $6,000 payable in shares of common stock.  On  March 30, 2009 the Company issued 57,143 shares of common stock to the consultant in payment of the $6,000.  The agreement expires on September 30, 2009. The agreement also provides for the reimbursement to the consultant for out-of-pocket expenses.

NOTE 18: SUBSEQUENT EVENTS

On April 24, 2009 the Company executed an Amendment (the “Amendment”) to the  8% 185,000 Debenture issued to JED on March 19, 2009.   The Amendment provide that JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for the Company’s Common Stock, for 10 trading days prior to conversion.   Before the Amendment the conversion rate was 60%.

The Amendment also added to the Debentures that if the Company does not request the issuance of shares underlying the Debentures after receipt of a Notice of Conversion within 4 business days following the period allowed for any objection, Mark Klein, the Company’s Chief Executive Officer, shall, in his personal capacity, be responsible for any differential in the value of the converted shares underlying the Debentures between the value of the closing price on the date the shares should have been delivered and the date the shares are delivered.

On April 22, 2009 the Company issued two 8% Convertible Debentures (“the April 2009 Debentures”) to JED for $70,000 and $104,250, respectively.

Principal and accrued interest on the Debentures matures on April 22, 2011.   The Company may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for the Company’s Common Stock, for 10 trading days prior to conversion.  In addition, one of the April 2009 Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for payables of $104,250.   On April 22, 2009 JED elected to settle a debenture by exchanging it for $104,250 of payables.

Skins Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 18: SUBSEQUENT EVENTS (continued)

For a period of six months from April 22, 2009, JED shall be entitled to “piggyback” registration rights on registration statements being filed by the Company except if the registration statements are being filed for the purposes of “Pipe” transactions.

In the case of an Event of Default, as defined, the payment of principal and accrued interest shall be immediately due and payable if JED so elects.

The closing date of both the Amendments and the April 2009 Debentures was April 27, 2009.

From April 1, 2009-May 13, 2009 JED converted $110,000 of trade payables due under the A-A Agreements into 5,914,408 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless otherwise noted, references in this Form 10-Q to “Skins”, “we”, “us”, “our”, and the “Company” means Skins, Inc., a Nevada corporation.   Our principal place of business is located at 1 Newark Street, Suite 25A, Hoboken, New Jersey 07030.  Our telephone number is (201) 377-5502.

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

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management's Discussion and Analysis or Plan of Operation describes the matters we consider to be important to understanding our history, technology, current position, financial condition and future plans. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future. Our fiscal year begins on January 1 and ends on December 31.

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

OVERVIEW

Our Company

We are a development stage company. We have not yet realized any significant revenues from our planned operations.

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

In late March 2009 we took delivery of the Spring/Summer 2009 season inventory from a third-party manufacturer located in Brazil..  In addition in late March 2009 we began shipments of the Spring/Summer 2009 to select retailers.  For the three months ended March 31, 2009, we recognized revenue of approximately $32,000.

 We are currently soliciting orders on the Brazilian made Fall/Winter 2009 Collection (“F/W 2009”).

Sourcing

On November 24, 2008, we entered into a Buying Agency Agreement with LJP International, LLC. Pursuant to the agreement,  LJP International, LLC will serve as the our non-exclusive buying and sourcing agent and will be responsible for sourcing of raw materials, arranging manufacturing facilities, monitoring manufacturer quality, finished product inspection, and coordinating freight forwarders. We will pay  LJP International, LLC an amount equal to 8% of the FOB country of origin price for product ordered, shipped, and accept by us. Either party may terminate the agreement at any time upon providing the other party with 90 days written notice.

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

RECENT EVENTS

Stock Option Issuances

On February 5, 2009, our Board of Directors approved the issuance of 13,418,182 stock options to Board members, our company officers, employees, and consultants.    All stock options were issued at an exercise price of $0.055, fair market value on the date of grant, expire 24 months from that date, and were fully vested upon grant except for 1 million of the options which were issued to certain consultants.   Of the total granted 7,168,182 stock options represented payment in lieu of $197,125 of accrued salary, board member fees, and certain consulting fees.

January 2009 Private Placement

On January 16, 2009 and January 20, 2009, we sold 600,000 and 200,000 private placement units, respectively, for $40,000.   During January 2009, we sold 757,500 private placement units to Michael J. Rosenthal, our Chairman, for $37,875. Each unit was sold for $0.05 and consisted of one share of Company Common stock and one purchase Warrant representing one and one-half shares of our Common Stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

March 2009 Financing Agreements

a. Tangiers Investors, LP Securities Purchase Agreement and Convertible Debenture

On March 23, 2009 we entered into a Securities Purchase Agreement with Tangiers (the “SPA”). Pursuant to the SPA, we may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the SPA, Tangiers will pay the us 90% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the our common stock is traded for the five days immediately following the notice date. The price paid by Tangiers for our common stock shall be determined as of the date of each individual request for an advance under the SPA. Tangiers’ obligation to purchase shares of our common stock under the SPA is subject to certain conditions, including our obtaining an effective registration statement for shares of our common stock sold under the SPA and is limited to $250,000 per ten consecutive trading days after the advance notice is provided to Tangiers. The SPA shall terminate and Tangiers shall have no further obligation to make advances under the SPA at the earlier of the passing of 18 months after the date that the Securities and Exchange Commission declares our registration statement effective or we receive advances from Tangiers equal to the $2,000,000. Upon the execution of the SPA, Tangiers received a one-time commitment fee equal to $100,000 of the our common stock divided by the lowest volume weighted average price of our common stock during the 10 business days immediately following the date of the Securities Purchase Agreement, as quoted by Bloomberg, LP.

In relation with the SPA, we issued Tangiers a convertible debenture in the amount of $85,000 on March 23, 2009 (the “Debenture”). The Debenture has a term of one year and was fully funded on April 1, 2009. Payment of interest on the Debenture can be made in cash or, at our option, in shares of our common stock valued at the then applicable conversion price. Interest on the Debenture will accrue as of March 23, 2009 and will not be payable until the maturity date of March 23, 2010. The Debenture also has a conversion price equal to 75% of the average of the three lowest volume weighted average trading prices of our common stock during the five trading days prior to conversion. However, if the average of the three lowest volume weighted average trading prices is below $0.01, we may elect to prepay at a premium of 125% the portion of the Debenture which was subject to the conversion election. The conversion price shall be subject to adjustment as defined in the Securities Purchase Agreement and a conversion shall not be affected if a conversion shall cause Tangiers to own more than 9.9% of the then outstanding common stock of the Company.   The Company received $65,000 of proceeds of the debenture prior to March 31, 2009.

The above transactions closed on April 1, 2009.

On May 6, 2009 pursuant to terms of the Securities Purchase Agreement the Company filed a Registration Statement  on Form S-1 with the Securities and Exchange Commission.  The Registration Statement has not yet been declared effective.

b.  JED Management Corp. Convertible Debentures

On March 19, 2009 and March 25, 2009 we sold two, two-year, 8% Convertible Debentures (“the Debentures”) to JED Management Corp. (“JED”) for $185,000 each.  On April 22, 2009 we issued two 8% Convertible Debentures (“the April 2009 Debentures”) to JED for $70,000 and $104,250, respectively.  Principal and accrued interest is payable on the maturity date of the Debentures. We may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.  On March 27, 2009 and April 22, 2009 JED exchanged in settlement of a Debenture, in lieu of conversion, trade payables of $262,314 and $104,250, respectively.  On April 24, 2009 we executed an Amendment (the “Amendment”) to the remaining  8% 185,000 Debentures issued to JED on March 19, 2009. The Amendment provided, among other things, that JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for our Common Stock, for 10 trading days prior to conversion.   Before the Amendments the conversion rate was 60%.

From March 27, 2009-May 13, 2009 JED converted $130,000 of the trade debt payables into 6,265,286 shares of common stock.

April 2008 Option Repricing

On April 2, 2008, we repriced a total of 2,794,625 options that we had previously granted to certain of our employees, directors and consultants. The options, all of which had been previously issued pursuant to our Amended And Restated 2005 Incentive Plan (the “Plan”), were repriced to be $0.40 per share, which is greater than the $0.33 closing trading price of our common stock on the date the Board of Directors approved the transaction. The Board of Directors resolved that an exercise of $0.40 per share would provide an incentive to the recipients of the repriced options to continue to work in the best interests of our company. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non vested options relating to the April 2, 2008 repricing is approximately $26,000 which will be expensed ratably over the 7 to 29 months service period that remain. Additional compensation expense on vested and unvested options relating to the April 2, 2008 repricing is $73,422 and $6,458, respectively, is included in selling, general and administrative expenses for the year ended December 31, 2008. The repriced options had originally been issued with $0.80 to $1.37 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the sharp reduction in the our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers and consultants who held such options to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, that such options would provide better incentives to such employees, officers and directors.

Results of Operations and Financial Condition

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

For the three months ended March 31, 2009 and 2008 we recognized revenue of approximately $32,000 and $0, respectively.  In late March 2009 we began shipping our Brazilian made Spring/Summer 2009 collection to a select group of retailers.

Cost of sales was $22,389 and $0 for the three months ended March 31, 2009 and 2008, respectively.  The increase was attributed to the sale of inventory to customers in late March 2009.

Design and development expenses were $70,861 and $109,253 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $38,392 was primarily attributable to a decrease in the amount of design and development costs from the prior year needed to further develop the product and bring it to market due to the lack of resources.

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2009 and 2008 were $1,081,858 and $917,955 respectively. The  increase in SG&A expenses of $163,903 are primarily attributable to increases in share based compensation of approximately $233,000, resulting from the issuance of stock options to board members, Company officers, employees, and consultants,  an increase in consulting expenses of approximately 177,000 related to the fund raising efforts, an increase of approximately $96,000 of depreciation expense, and an increase of approximately 10,000 in estimated bad debt expense,  which was offset by a decrease in advertising and marketing expenses of approximately $156,000,  a decrease in salaries, board and advisor member fees and compensation of approximately $143,000,  a decrease in rent expense of approximately $23,000,  a decrease in travel and entertainment of approximately $23,000, and a decrease in professional and other expenses of approximately $7,000.

Our net loss for the three months ended March 31, 2009 was $2,061,182 or $0.03 per share as compared to a net loss of $1,122,116 or $0.03 per share for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had no significant established source of revenues and had accumulated losses of $18,080,345 since inception. Our ability to continue as a going concern is dependent upon achieving sustainable production, sales, profitability and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. The financial statements contained in this Form 10-K do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding may be generated from the sale of common shares and/or debt with an equity feature and from asset based financing or factoring.

At March 31, 2009, we had $29,908 in cash. We earned approximately $32,000 in revenues since our inception in May 2004.

Generally, we have primarily financed operations to date through the proceeds of the private placement of equity securities, the proceeds of warrants exercised, and the issuance of promissory notes and convertible debentures.

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

On April 9, 2008, we sold a total of 13,403,225 units to 27 investors and raised aggregate gross proceeds of approximately $2,680,645 in a private offering. Of the gross proceeds of $2,680,645 raised in the offering,

(i)	$1,935,000 represents cash received by us from investors,

(ii)	$705,000 represents an amount due under six secured promissory notes previously issued by us that was invested by five holders into this offering, and

(iii)	$40,645 represents amounts owed by us to three non-employee board members and two advisory board members in lieu of payment for fees due to them.

In addition, we issued 100,000 units to a financial consultant that provided services in connection with the offering in lieu of $20,000 payment in cash for such services.

Each unit was sold for $0.20 and consists of one share of our common stock and one common stock purchase warrant, exercisable at an exercise price of $0.40 per share at any time upon election of the holder during the 24 month period following the offering.

Pursuant to a private placement offering we sold 4,900,000 private placement units for $245,000 in September 2008. Each Unit was sold for $0.05 and consists of one share of our common stock and one common stock purchase Warrant representing one and one-half shares of our common stock, exercisable at an exercise price of $0.05 per Warrant. The Warrants expire 30 months from the date of issuance.

On November 7, 2008 and November 19, 2008 we sold 3,000,000 and 1,800,000 private placement units for $150,000 and $90,000, respectively, pursuant to a private placement offering. Each unit was sold for $0.05 and consisted of one share of our common stock and one common stock purchase Warrant representing one and one-half shares of our common stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

On November 11, 2008 we closed on a Revolving Loan and Security Agreement (the “Loan Agreement) which included a September 12, 2008 Facility Letter signed with Ashford Finance, LLC (“Ashford”), their terms of which provide for a $3 million Letter of Credit and Accounts Receivable financing facility. The Loan Agreement terminates on November 30, 2009. All financings by Ashford are subject to Ashford’s sole discretion. All Letters of Credit funded for inventory production will be based upon purchase orders from customers acceptable to Ashford. In addition Ashford will finance up to 75% of eligible accounts receivable, as defined. This Loan Agreement is collateralized by a first priority security interest in all our assets, as defined. In addition all borrowings under the terms of the Loan Agreement are personally guaranteed by Mark Klein, the Company’s Chief Executive Officer. To date we have not made any borrowings under the Loan Agreement.

In lieu of cash, we paid November 2008 private placement units to Steve Reimer, former Board member, and to William Priakos and Mark Itzkowitz, former Advisory Board members. In lieu of $10,718 of accrued Board fees, consulting fees, and expenses Mr. Reimer received 214,367 shares of common stock and 214,367 purchase warrants exercisable for 321,551 shares of common stock. In lieu of accrued Advisory board fees of $5,000 each Mr. Priakos and Mr. Itzkowitz each received 100,000 shares of our common stock and 100,000 purchase warrants exercisable for 150,000 shares of our common stock.

On January 16, 2009 and January 20, 2009 we sold 600,000 and 200,000 private placement units, respectively, for $40,000. Also during January 2009 we sold 757,500 private placement units to Michael J. Rosenthal, our Chairman, for $37,875. Each unit was sold for $0.05 and consisted of one share of our common stock and one common stock purchase Warrant representing one and one-half shares of our Stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

On February 5, 2009 our Board of Directors approved the issuance of 13,418,182 stock options to Board members, Company officers, employees, and consultants.    All stock options were issued at an exercise price of $0.055, fair market value on the date of grant, expire 24 months from that date, and were fully vested upon grant except for 1 million of the options which were issued to certain consultants.   Of the total granted 7,168,182 stock options represented payment in lieu of $197,125 of accrued salary, board member fees, and certain consulting fees.

On March 19, 2009 and March 25, 2009 we sold two, two-year, 8% Convertible Debentures (“the Debentures”) to JED Management Corp. (“JED”) for $185,000 each.  On April 22, 2009 we issued two 8% Convertible Debentures (“the April 2009 Debentures”) to JED for $70,000 and $104,250, respectively.  Principal and accrued interest is payable on the maturity date of the Debentures. We may prepay, at our sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.  On March 27, 2009 and April 22, 2009 JED exchanged in settlement of a Debenture, in lieu of conversion, trade payables of $262,314 and $104,250, respectively.  On April 24, 2009 we executed an Amendment (the “Amendment”) to the remaining  8% 185,000 Debentures issued to JED on March 19, 2009. The Amendment provided, among other things, that JED, at its sole discretion, may convert the principal plus accrued interest into shares of our common stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for our common stock, for 10 trading days prior to conversion.   Before the Amendments the conversion rate was set at 60%.

The Amendment also added a provision to the Debentures that if the Company does not request the issuance of shares underlying the Debentures after receipt of a Notice of Conversion within 4 business days following the period allowed for any objection, Mark Klein, the Company’s Chief Executive Officer, shall, in his personal capacity, be responsible for any differential in the value of the converted shares underlying the Debentures between the value of the closing price on the date the shares should have been delivered and the date the shares are delivered.

From March 27, 2009-May 13, 2009 JED converted $130,000 of the trade debt payables into 6,265,286 shares of our common stock.

On April 22, 2009 the Company issued two 8% Convertible Debentures (“the April 2009 Debentures”) to JED for $70,000 and $104,250, respectively. Principal and accrued interest on the Debentures matures on April 22, 2011. We may prepay, at our sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of our common stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for the our common stock, for 10 trading days prior to conversion.  In addition, one of the April 2009 Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for payables of $104,250.   On April 22, 2009 JED elected to settle a debenture by exchanging it for $104,250 of payables.

On March 23, 2009 we signed with Tangiers Investors, LP, a limited partnership (“Tangiers”) a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement. (“Registration Rights Agreement”). In addition, the Company sold a one-year 7% Convertible Debenture to Tangiers for $85,000.

Under terms of the SPA Tangiers will purchase from us up to $2 million of our common stock during an 18 month commitment period (“Commitment Period”) commencing with a registration statement, filed by us being declared effective by the Securities and Exchange Commission. Under the Registration Rights Agreement the registration statement must remain effective during the Commitment Period, and must include all shares of common stock anticipated being sold to Tangiers. Any sales of Common Stock to Tangiers will be made at the Company’s sole discretion. Any funding under the SPA will be used for general corporate purposes.

On May 6, 2009 pursuant to terms of the SPA we filed a Form S-1 Registration Statement with the Securities and Exchange Commission.  The Registration Statement has not yet been declared effective.

Net cash used in operating activities for the three months ended March 31, 2009 was $257,348 as compared to net cash used of $683,063 in the same period in 2008. The decrease in net cash used was primarily attributable to a decrease in net loss from operations during the three months ended March 31, 2009 as compared to the same period in 2008, which was primarily attributable to a decrease in operating expenditures compared to the three months ended March 31, 2008. Operating expenditures consisted principally of design and development, advertising and promotion, legal and accounting fees and salaries and costs to bring the product to market.

Cash used in investing activities for the three months ended March 31, 2009 was $40,707, as compared to $178,710 during the same period in 2008. The decrease in net cash used was primarily attributable to a decrease in our purchase of molds, store displays and property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2009 was $327,875, as compared to $865,000 for the same period in 2008. The decrease was primarily attributable to the Company receiving $555,000 from the issuance of secured promissory notes to various lenders in 2008, and the raising of $310,000 as part of the April 9, 2008 private placement as compared to the sale of $250,000 of convertible debentures in March 2009 and the $77,875 private placement of common stock and warrants in January 2009.

At March 31, 2009, we had 17,702,274 stock options and 29,395,092 common stock purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.12 per share as adjusted for the April 2, 2008 option repricing. The outstanding warrants have a weighted average exercise price of $0.35 per share. Accordingly, at March 31, 2009, the outstanding options and warrants represented a total of 47,027,366 shares issuable for a maximum of $12,259,663 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or any additional warrants will be exercised.

If we are unable to obtain additional financing, enter into a merger or acquisition, or generate sustainable revenue we may not have sufficient cash to continue operations for beyond July 31, 2009. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently may not have commitments from third parties for sufficient additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding prior to July 31, 2009, and thereafter, will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2008 Form 10-K, as filed with the Securities and Exchange Commission on April 10, 2009.

If we are unable to obtain additional financing, or enter into a merger or acquisition, or generate significant revenue we may not have sufficient cash to continue operations beyond July 31, 2009.

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

Our footnotes contain substantial doubt about our ability to continue as a going concern.

Note One of our footnotes to the unaudited financial statements for the quarter ended March 31, 2009, contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend upon achieving production and sale of goods, our ability to obtain the necessary financing to meet its obligations and pay our liabilities arising from normal business operations when they come due and upon profitable operations.  If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problem, the result of which will adversely affect the value of our common shares.

We may not be able to access sufficient funds under the Tangiers Securities Purchase Agreement when needed.

The commitment amount of the Securities Purchase Agreement is $2,000,000. Our share price is currently trading above $0.05 per share.  We will need to register  44,444,444 shares of our common stock in order to obtain the full $2,000,000 available to us under the Securities Purchase Agreement. The total amount of 44,444,444 shares of our common stock will be issued to Tangiers in order to obtain the funds available to us under the Securities Purchase Agreement.  Our ability to raise funds under the Securities Purchase Agreement is also limited by a number of factors, including the fact that the maximum advance amount is capped at $250,000 as well as the fact that we are not permitted to submit any request for an advance within 10 trading days of a prior request. Also the Company may only draw an amount equal to the average daily trading volume in dollar amount during the 10 trading days preceding the advance date. As such, although sufficient funds are made available to the Company under the Securities Purchase Agreement, such funds may not be readily available when needed by the Company. At a  stock price of $0.05 per share, we will need to register 44,444,444 shares of our common stock in order to obtain the full $2,000,000 available to us under the Securities Purchase Agreement. We are only registering 22,222,978 shares of our common stock under the registration statement.  If our stock price remains at or below $0.05 we will be required to file another registration statement if we intend to obtain the full amount of funds available to us under the Securities Purchase Agreement. At a stock price of $0.05, if we issue to Tangiers all 22,222,978 shares of our common stock registered under this registration statement we will be able to receive approximately $1,111,149 in gross proceeds.

We may be limited in the amount we can raise under the Tangiers Securities Purchase Agreement because of concerns about selling more shares into the market than the market can absorb without a significant price adjustment.

The Company intends to exert its best efforts to avoid a significant downward pressure on the price of its common stock by refraining from placing more shares into the market than the market can absorb. This potential adverse impact on the stock price may limit our willingness to use the Securities Purchase Agreement. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price

We will not be able to use the Tangiers Securities Purchase Agreement if the shares to be issued in connection with an advance would result in Tangiers owning more than 9.9% of our outstanding common stock.

Under the terms of the Securities Purchase Agreement, we may not request advances if the shares to be issued in connection with such advances would result in Tangiers and its affiliates owning more than 9.9% of our outstanding common stock. We are permitted under the terms of the Securities Purchase Agreement to make limited draws on the Securities Purchase Agreement so long as Tangiers beneficial ownership of our common stock remains lower than 9.9%. A possibility exists that Tangiers and its affiliates may own more than 9.9% of our outstanding common stock (whether through open market purchases, retention of shares issued under the Securities Purchase Agreement, or otherwise) at a time when we would otherwise plan to obtain an advance under the Securities Purchase Agreement.  As such, by operation of the provisions of the Securities Purchase Agreement, the Company may be prohibited from procuring additional funding when necessary due to these provisions discussed above.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2009 and January 20, 2009 we sold 600,000 and 200,000 private placement units, respectively, for $40,000. Also during January 2009 we sold 757,500 private placement units to Michael J. Rosenthal, our Chairman, for $37,875. Each unit was sold for $0.05 and consisted of one share of our common stock and one common stock purchase Warrant representing one and one-half shares of our common stock, exercisable at an exercise price of $0.05 per share. The Warrants expire 30 months from the date of issuance.

On February 5, 2009, our Board of Directors approved the issuance of 13,418,182 stock options to Board of Director members, our company officers, employees, and consultants.    All stock options were issued at an exercise price of $0.055, fair market value on the date of grant, expire 24 months from that date, and were fully vested upon grant except for 1 million of the options which were issued to certain consultants.   Of the total granted 7,168,182 stock options represented payment in lieu of $197,125 of accrued salary, board member fees, and certain consulting fees.

On March 19, 2009 and March 25, 2009 we sold two 8% Convertible Debentures (“the Debentures”), which were amended on April 24, 2009, to JED Management Corp. (“JED”) for $185,000 each. Principal and accrued interest on the Debentures matures on as follows: $76,000 on March 19, 2011, $109,000 on March 25, 2011 for the first of the Debentures, and $185,000 on March 25, 2011on the second of the Debentures.  We may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest. JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for our common stock, for 10 trading days prior to conversion. On March 27, 2009 JED exchanged, in settlement of the second of the debentures, for $262,314 of our payables of pursuant to Assignment and Assumption Agreements (“A-A Agreements”) between JED and two of our vendors.  Pursuant to the A-A Agreements JED purchased from the vendors, at a discount, payables owed to the vendors provided that we agree to convert to common stock the payables, now owned by JED, at 35% of the lowest closing bid price for 10 days prior to the conversion date.   All conversions of the payables into common stock are made at the sole discretion of JED.

On April 22, 2009 we issued two 8% Convertible Debentures (“the April 2009 Debentures”) to JED for $70,000 and $104,250, respectively.

Principal and accrued interest on the Debentures matures on April 22, 2011.   We may prepay, at its sole discretion, any portion of the principal for 125% of the amount being prepaid plus any portion of the accrued interest.   JED, at its sole discretion, may convert the principal plus accrued interest into shares of Common Stock at a price of (35%) of the lowest closing bid price, determined on the then current trading market for our common stock, for 10 trading days prior to conversion.  In addition, one of the April 2009 Debenture’s, in lieu of conversion may be exchanged, including all principal and interest, for debt of $104,250.  On April 22, 2009 JED elected to exchange a Debenture for $104,250 of debt.

On March 23, 2009 we signed with Tangiers Investors, LP, a limited partnership (“Tangiers”) a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement. (“Registration Rights Agreement”). In addition, we sold a one-year 7% Convertible Debenture to Tangiers for $85,000.

The offer and sale of such shares of our securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act, including but not limited to any exemption available under Rule 144 promulgated under the Securities Act.

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

SKINS INC.
(Registrant)

May 20, 2009	By:	/s/ Mark Klein
Mark Klein
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 20, 2009	By:	/s/ Michael Solomon
Michael Solomon
Chief Financial Officer
(Principal Financial and Accounting Officer)